Form 10KSB40
period 1997-06-30
AVIATION GROUP INC
filed 1997-10-07
CIK 355906

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB

        (Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

     For the fiscal year ended June 30, 1997

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

       For the transition period from _________________ to ____________

       Commission file number :     0-10124


                              AVIATION GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)


           TEXAS                                            75-2631373
-------------------------------                          ------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


700 NORTH PEARL STREET, SUITE 2170, DALLAS, TEXAS              75201
-------------------------------------------------            ----------
(Address of Principal Executive Offices)                     (Zip Code)

                                  214/922-8100
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
Title of Each Class                                    on Which Registered
-------------------                                    -------------------

$.01 PAR VALUE COMMON STOCK                            BOSTON STOCK EXCHANGE

REDEEMABLE COMMON STOCK WARRANTS                       BOSTON STOCK EXCHANGE

Securities registered under Section 12(g) of the Exchange Act:


                         $0.01 PAR VALUE COMMON STOCK
--------------------------------------------------------------------------------
                               (Title of Class)

                       REDEEMABLE COMMON STOCK WARRANTS
--------------------------------------------------------------------------------
                               (Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes              No      X
    -----------     -----------


        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

        State issuer's revenues for its most recent fiscal year.  $9,718,000
                                                                  ----------

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $16,310,982 at close on September 15, 1997


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

2,947,293 shares of Common Stock were outstanding as of September 15, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 13, 1997 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes              No      X
    -----------     -----------

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Aviation Group, Inc., a Texas corporation (the "Company"), is a provider of services and products to airline companies and other aviation firms. Although its primary market is the United States, the Company ultimately aspires to compete in the global marketplace. In addition to growth of its existing businesses, the Company seeks to grow via the acquisition of other aviation service businesses that complement and strengthen the Company's existing operations. On August 19, 1997, the Company closed an initial public offering of its Common Stock and Redeemable Common Stock Purchase Warrants, which resulted in net proceeds of $5,283,000.

         The Company was organized in December 1995 to consolidate the ownership of Tri-Star Aircraft Services, Inc. ("TriStar Paint") and Tri-Star Airline Services, Inc. ("Airline Services") in December 1995, and Pride Aviation, Inc. ("Pride") in March 1996. On August 13, 1997, the Company acquired Casper Air Service, a Wyoming corporation ("CAS").

         The Company is currently organized into three divisions devoted to the Company's primary lines of business. These business segments are as follows:

o Painting & Paint Stripping Services: The Overhaul & Service Division, through TriStar Paint and Pride, provides painting and paint stripping services for commercial and freight aircraft at their facilities located in Dallas, Texas and New Iberia, Louisiana. Pride's primary customer is United Airlines, Inc. TriStar Paint provides paint services on a plane-by-plane bid basis to a variety of customers. In September 1997, the Company contracted to provide wide-body aircraft paint services to Boeing Commercial Aircraft Group ("Boeing") at a newly-leased facility in Portland, Oregon, beginning November 1997.

o Ground Handling & Services: Through Airline Services, the Ground Handling & Services Division provides aircraft ground handling and light catering services to a variety of passenger and freight airlines at various airports, including DFW International, Los Angeles International and San Francisco International, for customers such as United Parcel Service, Southwest Airlines, United Airlines, Federal Express and Northwest Airlines, among others.

o FBO Operations & Airport Management: In July 1996, the Company began to operate its FBO Division. The Company's fixed base operations, located at Redbird Airport in Dallas, Texas and Natrona County International Airport in Casper, Wyoming, provide fuel and light maintenance services to general aviation, corporate and light freight aircraft customers. There are presently over 1,700 operators of fixed base operating stations ("FBO's") serving the United States. The Company believes that acquiring or otherwise operating such businesses in smaller, second-tier airports across the United States provides a significant opportunity.

         The Company believes that airlines will increase the outsourcing of their maintenance and service requirements to third party vendors in the future. The Company believes there are approximately 10,000 maintenance and service vendors worldwide in the aviation industry, and accordingly the aviation service industry is highly fragmented. The Company also believes that its existing operations, enhanced by additional growth and acquisitions of complementary businesses, will enable it to provide quality customer service with financial, insurance, and other operating economies-of-scale that major customers increasingly require. The Company does not presently intend to operate as a commercial airline or as a provider of commercial jet engine or airframe overhaul services.

INDUSTRY OVERVIEW

         The airline industry is currently experiencing revenue growth along with increased profitability. Several new airlines have commenced operation in this expanding market. These airlines constitute potential customers for the Company's services. Aviation activity is expected to increase significantly over the next ten years. According to the 1997 Boeing Current Market Outlook, global commercial air travel is expected to increase 75% through the year 2006, while the number of passenger and cargo aircraft deliveries is expected to increase by 48%. According to the FAA, U.S. turbine powered general and business aviation will increase 28% by the year 2006. Production of general aviation aircraft rose by

10% in the first half of 1996, after a 16% increase in 1995. The Company believes that the growth in aviation activity will increase the demand for maintenance, repair, painting, ground handling and other services provided by the Company.

         Because of the high internal overheads and unionization of airline labor forces, many airlines have found that it is more cost efficient to engage independent contractors to perform maintenance, painting and ground handling services. According to U.S. Department of Transportation statistics, the nine major U.S. airlines expended 20% of their maintenance budget with outsourcing vendors in 1994. Management expects the trend toward outsourcing these services to continue in the airline industry.

         The Company additionally believes that the aviation fixed base operation industry is highly fragmented. There are presently over 1,700 operators of fixed base operating stations ("FBO's") serving the United States. The Company intends to continue its efforts to acquire additional fixed base operations entities in the future as market and financial conditions permit.

OVERHAUL & SERVICE DIVISION

         The Overhaul & Service Division, which includes Pride and TriStar Paint, provides painting, paint stripping, and other aircraft coating services to major passenger and freight airlines. The Company paints few corporate aircraft and at present has no military aircraft contracts. This division's operations include aircraft stripping and painting services, light aircraft maintenance, and corrosion preventive cleaning programs.

         The type and quality of paint and other supplies utilized by the Company is generally dictated to the Company by its customers, subject to FAA and EPA guidelines. In most cases, the Company's customers arrange for the sources of paint supplies that it utilizes. The Company believes that there are available numerous sources for the paint and other supplies utilized by the Company.

         The Company utilizes electrostatic paint equipment in its aircraft painting activities and is a leader in the development of techniques for high solids painting and non-methylene chloride stripping. Any research costs incurred by the Company relating to these new techniques have been borne by the Company's customers. Pride conducted a high solids paint test program for Continental Airlines in February 1992 with most major aviation paint manufacturers participating. Since 1993, most of the Company's painting has been performed with high solids compliant coatings.

         Beginning in late 1993, most stripping performed for major airlines by the Company was with compliant non-methylene chloride material. Testing of a non-acid stripper is ongoing for United Airlines for use on its aircraft. Currently, the Company is capable of providing stripping and painting services for most narrow-bodied aircraft in its Dallas, Texas facilities, including, but not limited to, Boeing 727s, Boeing 737s and McDonnell Douglas DC-9s and MD-80s. The three New Iberia, Louisiana hangar facilities are capable of housing most aircraft types except Boeing 747s.

         Pride. Pride was incorporated in the State of Oklahoma in 1990. The administrative offices along with its aircraft painting facilities are located in New Iberia, Louisiana. In September 1990, Pride obtained its first certificate from the Federal Aviation Administration ("FAA") to operate an approved repair station at its facilities in New Iberia, Louisiana. Since that time, the certificate has been expanded to permit Pride to conduct certain FAA classes of inspections and light maintenance for a variety of jet aircraft. Pride is also certified to perform structural repairs on certain equipment in a variety of jet aircraft. Pride's painting facilities located in New Iberia, Louisiana can house all narrow-bodied jets. Of a total of three hangars, one hangar has been built to accommodate wide-bodied jets such as the Boeing 767 and McDonnell Douglas DC-10 aircraft.

         The Company's primary customer, United Airlines, Inc. ("United"), accounted for approximately 90% of the Overhaul & Service Division revenues for the twelve months ended June 30, 1997. In 1994, Pride entered into a five-year Services Agreement (the "Services Agreement") with United which has been amended several times and currently will expire in 1999 but is cancelable prior to that date by United upon 90 days written notice. Under the Services Agreement, Pride provides paint stripping and painting services for jet aircraft owned or operated by United. United provides the specifications, designs, stencils, decals and marks for the painting. The Services Agreement contains a warranty by Pride to United that its services meet United's specifications and are free from defects in workmanship. Pride must reimburse United for costs of repair and certain expenses in connection with this warranty. Pride must perform its services for United at its New Iberia, Louisiana facilities. United schedules the jet aircraft to be painted by Pride each calendar year by

December 31 of the prior year. In addition to painting, upon request from United, Pride will repair parts and components identified by Pride as needing repair.

         The Services Agreement contains fixed prices for each type of aircraft painted by Pride. The prices are adjusted annually based on the Consumer Price Index. The Services Agreement currently provides that Pride will paint Boeing 727, Boeing 737, Boeing 757, Boeing 767 and McDonnell Douglas DC-10 aircraft. A total of 588 aircraft are scheduled to be painted under the Services Agreement. Through June 30, 1997, Pride has completed 257 of the aircraft.

         The Company, through Pride, has discussed with United the painting of United's Boeing 747 commercial aircraft fleet. To date, these negotiations are incomplete. If it obtains a contract, the Company may construct a new aircraft hangar at its New Iberia, Louisiana facilities.

         The Company, through Pride, was awarded in September 1997 a contract to paint newly manufactured wide-body aircraft for Boeing Commercial Airplane Group ("Boeing"). The initial phase of the contract is for seven aircraft, beginning November 1997 and continuing through January 1998. The Company has leased a hangar facility in Portland, Oregon in which to perform this work for Boeing.

         TriStar Paint. TriStar Paint's business began in March 1990. The Company acquired all of the stock in TriStar Paint in December 1995. TriStar Paint is in the business of providing stripping and painting services for airlines, aircraft lessors, and aircraft brokers. TriStar Paint's painting facilities located at Redbird Airport in Dallas, Texas can house most narrow-bodied jets including, but not limited to, Boeing 727s and 737s and McDonnell Douglas DC-9s and MD 80s.

         TriStar Paint received its initial certificate from the FAA to operate an approved repair station in February 1995. The certificate was subsequently expanded to permit TriStar Paint to provide stripping and painting services to a variety of aircraft and to provide certain FAA classes of inspections and light maintenance on two types of aircraft.

         TriStar Paint provides its painting and other services on a plane-by-plane basis to its customers, versus Pride's long-term contract arrangement with United. The Company believes that this arrangement gives it flexibility to meet customer needs. TriStar Paint has provided stripping and painting services, on a plane-by-plane bid basis, to Dee Howard Company, Southwest Airlines, Northwest Airlines, TransWorld Airlines, Emery Air Freight, Roadway Global Air and Zantop International Airlines. In addition, Dee Howard Company and Zantop International Airlines provide heavy maintenance services to airline companies, and TriStar Paint acts as a subcontractor in providing its services to these customers.

         TriStar Paint is also capable and qualified to perform certain structural cleaning and anticorrosive maintenance programs, which involve cleaning inside the skin of the aircraft. Years of particle accumulation are removed and a preventative spray is applied to reduce the amount of future corrosion and particle accumulation. Such services have historically been provided on a subcontract basis to airline customers of major maintenance facilities.

         TriStar Paint bids against its competitors in providing painting and cleaning services to its maintenance and airline customers. In addition to providing stripping and painting services at its Redbird Airport facilities, TriStar Paint will send its equipment and personnel to provide onsite services at the facilities of maintenance companies. These subcontract services have been provided at airport facilities in San Antonio, Texas, Macon, Georgia and Alexandria, Louisiana.

GROUND HANDLING & SERVICE DIVISION

         Airline Services. Through Airline Services, the Company engages in the cleaning, handling, and light catering of aircraft in various airports located within the continental United States. Airline Services' predecessor operations began in December 1986. It was incorporated in the State of Texas in August 1994. The Company acquired all of the stock of Airline Services in December 1995.

         Airline Services provides its customers with a variety of support services including aircraft interior cleaning, exterior washes, lavatory/water services and light catering. Airline Services presently operates at the following airports: Dallas-Fort Worth International, Dallas Love Field, Oakland International, San Francisco International, Kansas City International, Los Angeles International Airport, Ft. Lauderdale, Florida and Gulfport-Biloxi Regional. Airline Services currently provides some or all of these services at different locations for United Airlines, United Parcel Service, Aviation

Services International, Inc. on behalf of Allegro Airlines, World Technology Services, Reno Air, Northwest Airlines, Federal Express and other customers.


         Interior cleaning is performed between flights at the airport. This involves cleaning the inside of the cockpit, cabin and galleys, servicing the lavatories, fresh water facilities and stocking the aircraft with magazines, air sickness bags and emergency cards. All pricing for this service is based on airline specifications. Exterior cleaning involves cleaning the exterior of the aircraft during nighttime layovers. Typically, an aircraft's exterior will be cleaned once during a two or three week cycle. Airline Services uses specially designed equipment and pressure sprayers to clean the exteriors of the aircraft. Similar to interior cleaning, all pricing for this service is based on airline specifications. Airline Services presently has light catering operations in Gulfport, Mississippi. Light catering consists of stocking soft drinks, peanuts, pretzels, coffee, tea, beer, wine, liquor, cold sandwiches and serving supplies on the aircraft. Pricing will depend on the type and quantity of the products supplied.

         General. The Company believes that its flexible workforce provides customers with a quality, price competitive outsourcing service. The Company obtains its contracts with its customers generally by competitive bid. The Ground Handling & Service Division actively pursues new customers and additional work from existing customers at those airports where it already has a presence. In addition, the Company pursues work opportunities at other airports, and with other airline customers, as such opportunities arise.

FBO & AIRPORT MANAGEMENT DIVISION

         In July 1996, the Company began to operate a third business segment, its FBO & Airport Management Division. The Company's first fixed-base operation, located at Redbird Airport in Dallas, Texas, sells fuel and provides light maintenance services, including for example fluid, tire and control inspections, to general aviation and corporate aircraft at this location. In August 1997 the Company acquired CAS, a fifty year old full-service FBO located in Casper, Wyoming.

         The Company believes that this division, which serves corporate and other general aviation customers, may offset its current dependence on major airlines for its painting, ground handling, and other services. The Company's fixed base operation in Dallas, Texas is located at a general service airport located within a ten minute drive of the Dallas, Texas central business district. There are over 500 acres of land adjacent to this airport for aviation, industrial, and distribution development, and the Company believes that, as such development progresses, its Redbird FBO operation will benefit from this growth by gaining additional aviation fuel and light service customers.

         CAS is a full service FBO located at Natrona County International Airport in Casper, Wyoming and has been in business continuously since 1946. CAS offers aircraft line services, aircraft repair and maintenance, parts distribution, aircraft charter flights and aircraft sales. CAS has been a Cessna dealer since 1969. Far fewer new aircraft are being manufactured in the 1990's than in prior decades. Consequently, new aircraft sales in general and by CAS have been depressed.

         The aircraft line services offered by CAS include aircraft refueling, de-icing, cleaning and heating, and weather information, refreshments, lounge areas and ground transportation for pilots and passengers. CAS's FAA certified service department provides maintenance and overhaul services for (i) both piston and turbo-charged aircraft engines, including Pratt & Whitney, Gulfstream Aerospace Commander, Bell Helicopter 206 Series, Garrett AiResearch, Piper and Cessna engines, (ii) propellers, including those made by McCauley, Hartzell, Dowdy, Sensanich and Kelvan, (iii) accessories, including aircraft alternators, starters, turbo controllers, waste gates and magnetos, and (iv) avionics systems. The engine maintenance operation began in 1965, while the propeller, accessory and avionics overhaul operations were commenced in 1980, 1988 and 1993, respectively.

         CAS has offered charter flights since its inception in 1946. After not having a fatal air crash between 1952 and 1992, CAS had two fatal crashes and two non-fatal crashes between December 1992 and June 1997 of its charter aircraft. The National Transportation Safety Board, in its inspections, found no fault with CAS. The Company has determined to discontinue the charter operations of CAS following the acquisition. Charter revenues declined from $2,696,000 in the year ended April 30, 1992 to $983,000 for the year ended April 30, 1996.

         The parts department of CAS sells to customers located outside the United States and outside the Rocky Mountain region as well as in connection with its service operations. CAS is the fourth largest wholesaler of Cessna parts in the United

States. CAS tracks all orders, parts, inventory and shipments through its automated inventory management system. Manufacturers of the parts sold by the Company include Cessna, Gulfstream, Piper and Garrett AiResearch, and these manufacturers regularly audit CAS's inventory to make sure it has the parts needed to be designated as a service center for the manufacturer's products.

ACQUISITIONS OF COMPLEMENTARY BUSINESSES

         A key element of the Company's strategy involves growth through acquisitions of other companies, assets or product or service lines that would complement or expand the Company's existing businesses. There are over 10,000 maintenance and service vendors worldwide in the aviation industry, and the Company believes that the aviation service industry is highly fragmented. The Company believes that acquisitions will enable it to leverage its fixed costs of operations and further expand the products and services that it can offer to its customers.

         The Company is currently evaluating a number of acquisition opportunities. The Company desires to expand its existing aircraft parts, ground service and FBO operations by acquiring similar businesses with whom it currently competes or who provide services at locations not presently served by the Company. Additionally, the Company has reviewed certain acquisition opportunities of aviation companies that specialize in the overhaul and service of replacement and after-market parts. These parts, called "rotable parts," are removed by airlines and major overhaul companies and subsequently rebuilt and refurbished in accordance with FAA guidelines for future use. No commitments or binding agreements have been entered into to date.

ADVERTISING AND MARKETING

         To date, the Company has generated most of its revenues from direct sales and customer referrals. In the future, the Company also intends to utilize direct mailings, direct sales contacts and trade journal advertisements as a secondary source of advertising and public relations. In March 1997, the Company hired a full-time marketing representative who contacts directly the maintenance and service executives of airlines and other aviation customers to generate business for the Company. Additionally, the Company has recently begun to market jointly its ground service capabilities along with the marketing efforts of certain nonaffiliated equipment and product suppliers. The focus of the effort is to obtain "turnkey" contracts for a combination of products and services to be provided to airline customers jointly by the Company and these product suppliers. Notwithstanding the highly competitive nature of the industry, management of the Company believes that additional customers may be obtained by the Company.

CUSTOMERS

         TriStar Paint and Pride provide stripping and painting services to major carriers in the airline industry. Pride's past and current customers include United Airlines, Continental Airlines, Northwest Airlines and Piedmont Airlines. TriStar Paint's past and current customers include Express One, Roadway Global Air, Southwest Airlines and TransWorld Airlines. For the twelve months ended June 30, 1997, United accounted for approximately 75% of the total revenues of the Company.

         The Company has also performed stripping and painting services and corrosion preventive cleaning programs as a subcontractor in major heavy maintenance facilities at several locations in the United States. Customers include Dee Howard Company in San Antonio, Texas, and Zantop International Airlines, Inc. in Macon, Georgia.

         Airline Services performs ground handling services and light catering at several airports in the United States. Its primary customers consist of United Airlines, Emery Air Freight, Sunjet, Northwest Airlines, Allegro Airlines, Airborne Express, Southwest Airlines, UPS, Federal Express and Aviation Service International, Inc. For the twelve months ended June 30, 1997, ground handling services and light catering accounted for approximately 11% of the total revenues of the Company.

REGULATION

         Environmental Regulation. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), is a federal statute providing a comprehensive program for regulating the generation, treatment, storage and disposal of hazardous waste. Federal regulations adopted by the United States Environmental Protection Agency ("EPA") pursuant to RCRA govern waste handling activities involving substances that are either listed as hazardous or have certain specified hazardous characteristics (e.g., corrosive, ignitable). Under RCRA, liability and stringent operating requirements are imposed on businesses that generate hazardous waste.

         Federal and state environmental laws include statutes intended to allocate the cost of remedying past contamination among specifically identified parties. The Comprehensive Environmental Response, Compensation and Liability Act as amended ("CERCLA" or "Superfund"), 42 U.S.C. 9601 et. seq., imposes strict and joint and several liability upon owners or operators of facilities at, from, or to which a release of hazardous substances has occurred, upon parties who generated hazardous substances that were released at such facilities, and upon parties who arranged for the transportation or disposal of hazardous substances to applicable facilities.

         The day-to-day operations of the Company are also subject to regulation under the Clean Air Act, as amended ("CAA"). In particular, the EPA and state agencies have promulgated, or are required to promulgate, regulations which affect or will affect the operations of the Company. These regulations include New Source Performance Standards ("NSPS") and National Emission Standards for Hazardous Air Pollutants ("NESHAPs"). NSPS and NESHAP rules may require additional controls on emissions of certain listed hazardous air pollutants ("HAPs"). The CAA identifies chemicals that the Company uses and/or processes, such as methylene chloride, phenol and methyl ethyl ketone, as HAPs for purposes of regulation. The CAA may also require the Company to maintain operating permits for its facilities' air emissions. The EPA has announced plans to impose more stringent standards for ozone and particulate matter. Regulations promulgated to achieve these standards may require additional controls on emissions of particulate matter and volatile organic compounds.

         The Company must comply with RCRA, CERCLA, CAA and other federal, state and local environmental protection laws, and the regulations promulgated thereunder, in its operations and facilities. These laws and regulations are particularly applicable to the paints and paint stripping chemicals and solvents used by the Company in its operations. The Company could be held liable as a current or former operator for releases of hazardous substances at its facilities. The Company could also incur liability for cleanup costs at off-site facilities to which the Company shipped hazardous substances for treatment, handling, storage, or disposal. Management of the Company believes that the Company's operations and facilities are in material compliance with all federal, state and local environmental laws and regulations and that the Company's hazardous waste management practices minimize the potential for release of hazardous substances into the environment. The Company has not experienced any significant environmental regulatory problems in the past, and to date, the Company has not been subject to any significant fines, penalties or other liabilities under these laws and regulations. However, no assurance can be given that such laws, regulations or interpretations thereof will not necessitate significant expenditures by the Company or otherwise have a material adverse impact on the Company's operations or financial condition in the future.

         Aviation Regulation. The FAA regulates all aspects of the airline and aircraft industries. The Company's subsidiaries have certifications from the FAA to operate aircraft repair stations. Such certifications are limited as to the kinds of repair and maintenance activities that may be performed by the Company's subsidiaries at their certified facilities. The FAA regularly inspects these facilities for compliance with FAA regulations and guidelines. Failure to comply with FAA regulations and guidelines could result in a loss of certification. A loss of certification for a particular facility would prevent that facility from performing any aircraft repair or maintenance operations. The Company believes that its subsidiaries are in compliance in all material respects with the FAA's regulations and guidelines. Nevertheless, no assurance can be given that such regulations and guidelines or any FAA enforcement actions may not have a material adverse effect on the Company's operations and financial condition in the future.

COMPETITION

         The airlines services industry is highly competitive. Each of the Company's subsidiaries is in direct competition with other companies. Although Leading Edge Corporation of Greenville, South Carolina is the Company's primary competitor as a standalone aircraft paint contractor, many of the major airline companies paint their own aircraft. In addition, although TriStar Paint also serves as a subcontractor to several heavy maintenance facilities for aircraft, many heavy maintenance facilities perform aircraft stripping and painting services as an adjunct to their maintenance operations and, consequently, directly compete with the Company. The owners of these heavy maintenance facilities include Dee Howard Company, Pemco, Tramco, Inc. and Raytheon. The Company's Ground Handling & Service Division has several competitors at each major airport at which Airline Services provides services. There are many other companies that provide similar services at numerous locations to airlines and compete directly with the Company. Some of the Company's larger competitors include AMR Services, a division of AMR Corp., Pedus, Intex and World Aviation Services. These competitors provide interior and exterior aircraft cleaning services and light catering services similar to those provided by the Company.

         The Company's FBO & Airport Management Division currently has no competitors at Redbird Airport in Dallas, Texas for the FBO services that it provides. Although the Company has only one smaller competitor in the sale of fuel and no competition in any of its other services at Natrona County International Airport in Casper, Wyoming, it competes with many firms in the repair, maintenance and sale of aircraft and distribution of parts. Competition in the parts distribution market is generally based on price, availability of product and quality, including traceability. The FBO industry has experienced significant consolidation and elimination of FBO operations over the last 20 years. The Company has a number of large, well-capitalized competitors who own or operate multiple FBO locations, including AMR Combs, Signature Flight Support and Raytheon. The major competitors of CAS in the sale of parts include Aviall, Inc., Aviation Service Corporation, Cooper Aviation Industries, Inc. and many of the parts manufacturers themselves. In its propeller, accessory, avionics and engine maintenance and overhaul business, CAS has significant competitors, including AeroPropeller in Denver, Colorado and Weststar Aircraft in Grand Junction, Colorado. CAS believes that the primary competitive factors in this marketplace are price, quality, engineering and customer service. CAS's remote location in Casper, Wyoming in some cases constitutes a competitive disadvantage.

EMPLOYEES

         Pride generally employs between 160 and 200 employees. At August 31, 1997, Airline Services and TriStar Paint have an aggregate of approximately 120 employees, of which seven are employed in the Dallas Redbird FBO Operations & Airport Management Division. CAS had a total of 43 employees as of August 31, 1997. Management believes its employee relations to be good. No employees are covered by collective bargaining agreements. The Company anticipates that it will hire additional employees in the next 12 months as revenues permit and as its operations expand.

TRAINING

         The Company provides formal classroom training to its employees with respect to the safe handling of hazardous substances, occupational safety and health, aircraft maintenance procedures and other safety and operational procedures that are fundamental to its operations. On-the-job training is also emphasized to ensure that classroom knowledge is transformed to operational skills. Much of the Company's training program is mandated by the FAA and OSHA.

INSURANCE

         The Company carries $200,000,000 of insurance for general aviation liability and $200,000,000 of hangarkeeper insurance, as required by its customers, and customary coverage for other business insurance. While the Company believes its insurance is adequate, there can be no assurance that such coverage will fully protect it against all losses which it might sustain. Moreover, the Company's insurance for aircraft liability carries a deductible requiring the Company to pay $20,000 of any loss or damage. The Company is the beneficiary of a $1,000,000 key man life insurance policy on each of Messrs. Sanders, Lubomirski and Ramsaroop.

RISK FACTORS

         Dependence on One Customer

         Pride's contract with United Airlines, Inc. ("United") to provide aircraft stripping and painting services accounted for approximately 75% of the Company's revenues for the twelve months ended June 30, 1997. On a pro forma basis including CAS, the contract with United would have accounted for 41% of the Company's revenues for the year ended June 30, 1997. The contract with United expires in 1999, but is cancelable prior to that date by United upon 90 days prior written notice. The Company is negotiating with United to extend the contract for an additional five years, but there can be no assurance that such extension can be obtained on reasonable terms. During the high travel seasons of the summer months and the Thanksgiving and Christmas holiday seasons, United curtails its aircraft deliveries to Pride. Although Pride reduces its overhead to some extent during these periods, it experiences losses during these periods. If United expands these curtailments, the Company's results of operations may be materially adversely affected. Although Pride is attempting to locate additional customers for these slack periods, there can be no assurance that Pride will be able to obtain these customers. While the Company's business strategy calls for it to broaden its customer base so that it can become less dependent on United, any termination of the contract or material curtailment of plane deliveries by United, including reductions as a result of economic or competitive pressures on United, would adversely affect the Company's business, financial conditions and results of operation. There can be no assurance that United will continue to use Pride's stripping and painting services.

         General Customer Risks Related to the Airline Industry

         The airline industry is significantly affected by general economic conditions. Because a substantial portion of business and personal airline travel is discretionary, the industry tends to experience adverse financial results during general economic downturns. Economic and competitive conditions since deregulation of the airline industry in 1978 have contributed to a number of bankruptcies and liquidations among airlines. A worsening of current economic conditions, or an extended period of recession nationally or regionally, could have a material adverse effect on the Company's operations. The Company will not have any control over these general economic conditions.

         Seasonality

         The Company's painting business is seasonal, which can adversely affect the Company's results of operations from quarter to quarter. Typically, customers will have fewer aircraft painted during the summer months and the holiday season from approximately November 15 through January 1 of each year.

         Risk of Future Losses from Operations

         Although the Company earned net income of $34,000 for the nine months ended June 30, 1996, the Company experienced a net loss of $476,000 for the twelve months ended June 30, 1997, not including the operations of CAS, which earned a profit of $262,000 for the twelve months ended June 30, 1997. This loss was primarily due to increases in goodwill amortization from the Pride acquisition, start up costs in the Company's FBO division, increased corporate overhead incurred to support anticipated future growth and increased interest expense on additional borrowing. There can be no assurance that the Company will be profitable or that the Company's businesses will be successful in the future.

         No Assurance of Successful Acquisitions; Unspecified Acquisitions

         The Company intends to consider acquisitions of other companies that could complement the Company's existing business, including acquisitions of complementary service and product lines. The Company intends to employ significant amounts of the net proceeds of its recent initial public offering for acquisitions that have not yet been identified. There can be no assurance that suitable acquisition candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate these transactions. The Company is currently evaluating a number of acquisition opportunities. No commitments or binding agreements have been entered into to date and accordingly no assurance can be given that any of the acquisitions currently being considered will be consummated. There can be no assurance that the Company will be able to integrate successfully any acquired companies or service or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

         Risks of CAS's Business

         CAS's business exposes it to possible claims for personal injury, death or property damage which may result from the failure or malfunction of propellers, avionics systems, accessories and engines serviced by CAS, aircraft chartered by CAS or aircraft parts sold by CAS. CAS currently has in force aviation products, premises and hangarkeepers insurance which the Company believes provides coverage in amounts and on terms that are generally consistent with industry practice. During the last five years, CAS has not experienced any material product liability claims related to its products.

         CAS's inventory consists principally of new and remanufactured aircraft parts held for sale to domestic and international customers. Before any part may be installed in an aircraft, the part must meet certain standards of condition established by the FAA or the equivalent regulatory agencies in other countries. Parts must also be traceable to sources deemed acceptable by such agencies. While the Company believes that all such regulations have been met in the past, parts owned or acquired by CAS may not meet standards as they change in the future, causing parts in CAS's inventory to be scrapped or modified. Aircraft manufacturers may also develop new parts to be used in lieu of parts already contained in CAS's inventory. As a consequence of these factors, parts in CAS's inventory may fall in value.

         Dependence on Ability to Manage Growth

         The Company's ability to produce and market its services competitively to the airline industry depends on its ability to implement and continually expand its operational and financial systems, recruit sufficient qualified employees and train, manage and motivate both current and new employees. Failure to effectively manage the growth of the Company would have a material adverse effect on the business of the Company.

         Additional Financing or Offerings

         There can be no assurance that the proceeds from the Company's IPO and cash flow from operations will be sufficient to enable the Company to implement fully its business strategies. As a result, the Company may need to raise additional funds through equity or debt financings. No assurance can be given that such additional financings will be available on terms acceptable to the Company, if at all. Further, any such financings may result in further dilution to the Company's stock and higher interest expense and may not be on terms that are favorable to the Company. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Dependence on Key Personnel

         The Company's future success depends, in large part, on the efforts and abilities of its management team, including Lee Sanders, Paul Lubomirski and Tony Ramsaroop. The loss of the services of any of these managers could have a material adverse affect on the business of the Company. The Company has employment agreements with Messrs. Sanders, Lubomirski and Ramsaroop. The successful implementation of the Company's business strategies depends on the hiring and retention of additional management and other personnel. There can be no assurance that the Company will be able to identify and attract additional qualified management and other personnel when needed or that the Company will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely affect the Company's results of operations. The Company is the beneficiary of a $1,000,000 key man life insurance policy on each of Messrs. Sanders, Lubomirski, and Ramsaroop.

         Employee Costs

         Although the Company believes that it will operate with lower personnel costs than many established airline service providers, principally due to lower base salaries and greater flexibility in the utilization of personnel, there can be no assurance that the Company will continue to realize these advantages for any extended period of time. None of the Company's employees are represented by a labor union. If unionization of the Company's employees occurs, the Company's costs could materially increase.

         Control by Existing Shareholders and Certain Transactions

         The directors, officers, and principal shareholders of the Company beneficially own a substantial portion of the Company's outstanding Common Stock. As a result, these persons will have a significant influence on the affairs and management of the Company, as well as on all matters requiring shareholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company, even when such a change of control would be in the best interest of the Company's other shareholders.

         The Company currently has an employment agreement with Lee Sanders, the Company's President and Chief Executive Officer, and consulting arrangements with two of its directors, Richard Morgan and Charles Weed. These arrangements with the directors were entered into through arms-length negotiations prior to their appointment as directors. The employment agreement with Mr. Sanders was not negotiated on an arms-length basis but was entered into by the Company when he was the sole beneficial owner of the Company. The Company believes that the terms of each of the foregoing agreements are no less favorable to the Company than those available from unaffiliated third parties. Although any future amendments to these employment or consulting arrangements may involve conflicts of interest, the Company intends to minimize them through requiring the approval of the disinterested directors for any amendment.

         Competition

          The airline services industry is highly competitive. Each of the Company's subsidiaries is in direct competition with other companies. Although Tri-Star Paint also serves as a subcontractor to several heavy maintenance facilities for aircraft, most of these heavy maintenance facilities perform aircraft stripping and painting services as an adjunct to their maintenance operations and, consequently, directly compete with the Company. In ground handling and light catering services, the Company has numerous competitors. At each major airport at which Airline Services provides such services, there are numerous other companies providing similar services to other airlines and competing directly with the Company. Because many of the Company's competitors have greater resources than the Company, no guarantee or assurance can be given that the Company will be able to compete successfully in providing its services at a competitive but profitable price.

         Environmental Regulation; Hazardous Materials

         The Company's operations are subject to a substantial amount of government regulation. In particular, the Environmental Protection Agency ("EPA") and state and local regulatory authorities regulate, among other things, emissions to air, discharges to water and the generation, use, storage, transportation, treatment and disposal of the substances employed by the Company in its aircraft stripping and painting operations. The Company's facilities may require operating permits that are subject to revocation, modification and renewal, violations of which may provide for substantial fines and civil or criminal sanctions. The operation of any facility that handles chemical substances entails risk of adverse environmental impact, including exposure to such substances, and there can be no assurance that material costs or liabilities will not be incurred to rectify any such damage. In addition, potentially significant expenditures could be required in order to comply with environmental, health and safety laws and regulations that may be adopted or imposed in the future. See "Business--Regulation."

         FAA Regulations

         The Federal Aviation Administration (the "FAA") regulates most of the Company's business operations. The Company's stripping and painting business is dependent upon continued compliance with the requirements of the FAA and maintenance of the FAA's certifications of the Company's subsidiaries. These certifications allow the Company's subsidiaries to perform their aircraft stripping and painting services as well as other repair and maintenance services at their facilities. CAS's operation, including charter aircraft, parts sales and repair and maintenance operations, are subject to regulation by the FAA and requires FAA's certificates. Loss of any necessary FAA certifications could have a material adverse effect on the Company's operations and financial condition. See "Business--Regulation."

         Possible Volatility of Stock Price

         There can be no assurance that the market price of the Common Stock will not decline. The securities of many emerging companies have experienced significant price and volume fluctuations that are, at times, unrelated or disproportionate to the operating performance of such companies. Such fluctuations may be the result of changes in conditions affecting the economy in general, analysts' reports, general trends in the industry, and other events or factors beyond the Company's control. These conditions may have a material adverse effect on the market price of the Common Stock.

         Effect of Preferred Stock on Rights of Common Stock

         The Company's Articles of Incorporation authorize the Board of Directors of the Company to issue "blank check" Preferred Stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. The Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that shareholders might consider to be in the Company's best interests. Although the Company has no present intention of issuing any shares of Preferred Stock, there can be no assurance that the Company will not do so in the future.

         No Dividends

         Since its capitalization, the Company has paid no dividends on its Common Stock. The Company does not presently intend to pay any dividends on its Common Stock. Dividend payments in the future may only be made out of legally available funds, and, if the Company experiences substantial losses, such funds may not be available.

         Listing and Maintenance Criteria for Securities; Penny Stock Rules

         The Company's Common Stock and Warrants are presently listed on the Nasdaq Stock Market's SmallCap Market ("Nasdaq") and the Boston Stock Exchange (the "BSE"). If the Common Stock or the Warrants fail to maintain such listings, the market value of the Common Stock and Warrant likely would decline and holders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock and Warrants.

         Forward-Looking Statements and Associated Risks

         This report contains forward-looking statements including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. Such forward-looking statements are based upon the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from such forward-looking statements, as a result of the factors described under this "Risk Factors" section and elsewhere herein, including among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that any forward-looking information contained in this report will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


                        ITEM 2. DESCRIPTION OF PROPERTY

         Dallas Facilities. TriStar Paint leases an aircraft maintenance hangar at Redbird Airport in Dallas, Texas at an annual rental rate of $42,000. This single bay, narrow body hangar measures 160 feet by 140 feet and allows a tail clearance of 38 feet. It has additional office space.

         The Company's Redbird FBO facility consists of approximately 4,000 square feet of space for pilots and other customers and adjacent ramp space for the temporary parking and fueling of aircraft by Company personnel.
The facility is presently under lease for $32,000 per year until 2006.

         The Redbird Airport has two runways, one approximately 6,450 feet by 150 feet and the other 3,800 feet by 150 feet. The long runway is load rated for narrow body, military and commercial aircraft. Normal hours of operation are 8:00 a.m. to 7:00 p.m., seven days a week.

         New Iberia Facilities. Pride leases from the Iberia Parish Airport Authority (the "Authority") four aircraft hangars and office space at Acadiana Regional Airport in New Iberia, Louisiana. The Acadiana Regional Airport has a 200 foot by 8002 foot runway, load rated for all military and commercial aircraft. Normal hours of operation for the tower are from 7:00 a.m. to 9:00 p.m., seven days a week, with call out service available from 9:00 p.m. to 7:00 a.m.

         Pride leases aircraft maintenance Hangar 88 together with adjoining corporate offices for an annual rental of $110,000. The initial term of this lease expires on August 1, 2000. These facilities were constructed prior to 1960. This lease also covers a 3.369 acre automobile parking area. Hangar 88 is 160 feet wide by 185 feet deep with 40 foot hangar doors on both the east and west side. A taxiway leading to both sides of the hangar allows this building to house two narrow body aircraft at one time.

         On land adjacent to the Hangar 88 complex, construction of a new aircraft maintenance Hangar 88-C was completed in 1995 using $2,900,000 of bond funds provided by the State of Louisiana. It is 185 feet wide by 223 feet deep, with 40 foot hangar doors and a tail door which is an additional 20 feet in height, and is capable of housing wide-bodied McDonnell Douglas DC-10 aircraft. Hangar 88-C is leased by Pride for an initial term expiring October 1, 2023 at an annual rental of $158,000. The Hangar 88 and 88-C complex constitute Pride's major facilities at the Acadiana Regional Airport.

         Pride also leases a smaller aircraft maintenance hangar for an annual rental of $60,000. The initial term of the lease expires on February 1, 2001. This hangar is used by Pride to paint Boeing 737 aircraft, which may be completely enclosed within the hangar while being painted.

         Finally, Pride leases another small aircraft maintenance hangar for annual rental of $19,000. The initial term of this lease expires on February 1, 2003. Pride uses this hangar for painting of commuter airplanes and other small aircraft.

         Each of the four leases allows the Authority and Pride to agree to extensions and requires rental escalations of 10% every five years. The leases also require Pride to pay fuel fees of 16% of Pride's cost for aircraft fuel and lubricating oils. Pride is usually able to charge these fuel fees to its customers.

         Pride has commenced discussions with the Authority for purposes of obtaining funds from the State of Louisiana to build a larger hangar for the housing and maintenance of Boeing 747 aircraft. The Iberia Parish is interested in expanding the current facilities at the airport to create additional employment in the Parish. There are numerous site locations available on the airport grounds for future expansion. The State of Louisiana has appropriated $4.2 million to pay part of the cost of construction of a hangar at Acadiana Regional Airport if Company management elects to proceed with this project. The estimated total cost of the hangar is $8,500,000. The Company does not presently intend to pursue this project unless it obtains a contract from United to paint United's 747 aircraft fleet.

         Portland Facilities. The Company leases two hangars and office space at the Airtrans Center at Portland International Airport. Portland International Airport has a 11,011 foot by 150 foot runway load rated for all commercial and military aircraft.

         The paint hangar consists of a 112,000 square foot maintenance hanger and a two story 65,000 square foot shop and office area. The hangar is 320 feet by 350 feet with 50.5 foot hangar doors, with an additional tail door 19 feet high. The lease expires January 31, 1998 and calls for payment of 25% of gross revenues of any painting activities occurring therein.

         Dallas Office Space. The Company also occupies 5,900 square feet of office space at 700 North Pearl Street, Suite 2170, Dallas, Texas, pursuant to a sublease that expires November 1998. The Company pays a monthly rental of $4,400.

         Casper Facilities. In connection with the acquisition of CAS in August 1997, the Company acquired certain real property and leases related to the operations of CAS. The Company leases from the Natrona County International Airport Authority the land underlying its main hangar and office building and three groups of hangars for the storage of aircraft.

         The lease of the land underlying CAS's main hangar and office building expires December 31, 2004 and requires a monthly rental of $215 per month. This lease also requires that the building and improvements on the leased property vest to the Natrona County International Airport Authority at the expiration of the lease term.

         The Company also leases land underlying the three storage hangars. These leases require a monthly payment totaling the greater of $479 per month or 7% of the sublease rentals received. These leases expire from January 31, 2002 to August 31, 2006.

                           ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved in any material pending legal proceeding other than ordinary routine litigation considered to be incidental to its business.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

       ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On August 19, 1997, the Company closed an initial public offering (the "IPO") of its $.01 par value Common Stock (symbol: AVGP) and Redeemable Common Stock Purchase Warrants (symbol: AVGPW). The Company sold, through Duke & Co., the underwriter, 1,150,000 shares of Common Stock, and 1,150,000 Common Stock Purchase Warrants. These securities have been listed with and trade on the Nasdaq SmallCap Market and the Boston Stock Exchange since completion of the IPO. There was no public trading market for the Company's securities prior to that time.

         As of September 15, 1997, there were 70 holders of record of the Company's Common Stock.

         During the last two fiscal years, the Company has not paid any Common Stock dividends. The Company does not anticipate payment of any dividends on its Common Stock in the near future because the Company intends to retain earnings to fund growth of its operations.

         Since July 1, 1996, the Company has sold the following unregistered securities:

        o In February 1997, the Company completed a private offering of $500,000 in aggregate principal amount of its 10% Bridge Notes. The total offering price was $500,000. The placement agents, RAS Securities Corp. and First London Securities Corporation, received total sales commissions of $50,000. Because the Company successfully completed the IPO by September 30, 1997, the terms of the Bridge Notes required the Company to repay in full the Bridge Notes within five days after the funding of the IPO and to issue, as additional compensation to the holders of the Bridge Notes, that number of shares of Common Stock which equals $250,000 divided by the initial public offering price per share for the Common Stock. Accordingly, the Company issued 43,478 shares of Common Stock to the holders of the Bridge Notes in connection with the full payment of the Bridge Notes. The Bridge Notes were sold by the Company in reliance upon the exemption from registration provided by Rules 505 and 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The shares of Common Stock were issued to the holders of the Bridge Notes in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

        o Effective April 18, 1997, the Company entered into an agreement to acquire all of the outstanding stock of Casper Air Service, a Wyoming corporation ("CAS"). The Company consummated this transaction concurrently with the closing of its IPO, at which time the Company issued to two of CAS's shareholders 153,565 shares of Common Stock. The sale by the Company of its shares of Common Stock to the two shareholders of CAS was made in reliance on the exemption from registration under the Securities Act provided by Section 4(2) thereof. The recipients receiving Common Stock received adequate written disclosures regarding the Company and were represented by legal counsel as part of an arms length, negotiated acquisition. The recipients were an individual and a trust, for whom the same individual served as trustee. The individual is sophisticated and knowledgeable in investment and business matters in general.


    ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL

         The Company, through its three operating divisions, offers a broad range of services to the aviation industry. The Company ultimately plans to capture a larger market share of the services being outsourced by the airline and corporate aircraft industry, including but not limited to, painting airline and corporate aircraft, corrosion cleaning, ground handling services, light catering, fueling, airport security and passenger service.
The Company plans to grow through mergers, acquisitions and internal growth.

          On March 1, 1996, in connection with the Company's acquisition of Pride, the Company paid $486,000 in cash and issued $857,000 in 10% five-year Convertible Notes and 44,250 shares of Common Stock. Because the transaction was accounted for as a purchase, the results of operations of Pride are included in the accompanying financial statements beginning on the March 1, 1996 acquisition date. In August 1997, the Company acquired CAS, a fifty-year old fixed base operation located in Casper, Wyoming.

SEASONALITY AND VARIABILITY OF RESULTS

         The Company's Overhaul and Service Division experiences significant seasonality and quarter-to-quarter variability in its stripping and painting operations. The annual operating cycle generally reflects escalating strip and paint revenues in the Company's third and fourth fiscal quarters and slower sales in the Company's first and second fiscal quarters. The Company's painting revenues are adversely affected during the airlines' peak traffic seasons of the summer months and the November and December holidays. Currently, a significant percentage of the Company's revenue is generated by the Overhaul and Service Division. Management, therefore, is required to plan cash flow accordingly.

RESULTS OF OPERATIONS

         The following table sets forth a summary of changes in the major categories, presented by division, of revenues, costs of goods sold and operating expenses from each of the previous period's results. These historical results are not necessarily indicative of results to be expected for any future period.

                                                   Year                Nine Months
                                                   Ended                  Ended
                                               June 30, 1997         June 30, 1996
                                               ------------           ------------
OVERHAUL & SERVICE DIVISION(1):
    Net revenues                               $ 8,096,000            $ 3,395,000
    Cost of revenue                             (6,289,000)            (2,479,000)
    Operating and other expenses, net(4)        (1,549,000)              (622,000)
    Interest income                                  2,000                  2,000
    Interest expense                               (62,000)               (39,000)
                                               ------------           -----------
    Pre-tax income                             $   198,000            $   257,000
                                               ============           ===========

GROUND HANDLING & SERVICES DIVISION(2):
   Net revenues                                $ 1,070,000            $   486,000
   Cost of revenue                                (609,000)              (359,000)
   Operating and other expenses, net              (310,000)              (141,000)
   Interest income                                      --                     --
   Interest expense                                 (3,000)                (1,000)
                                               ------------           -----------
   Pre-tax income (loss)                       $   148,000            $   (15,000)
                                               ============           ===========


FBO OPERATIONS & AIRPORT MANAGEMENT(3):
   Net revenues                                $   552,000           See (3) below
   Cost of revenue                                (512,000)
   Operating and other expenses, net              (120,000)
   Interest income                                      --
   Interest expense                                     --
                                               -----------
   Pre-tax income (loss)                       $   (80,000)
                                               ============

                                                       Year               Nine Months
                                                       Ended                 Ended
                                                   June 30, 1997         June 30, 1996
                                                   ------------           -----------
AVIATION GROUP - CORPORATE OVERHEAD(5):
   Operating and other expenses, net               $  (482,000)            $  (143,000)
   Interest expense                                   (312,000)                (31,000)
                                                   -----------             -----------
   Pre-tax income (loss)                           $  (794,000)            $  (174,000)
                                                   ===========             ===========

TOTAL COMPANY:
   Net revenues                                    $ 9,718,000            $  3,881,000
   Cost of revenue                                  (7,410,000)             (2,838,000)
   Operating and other expenses, net                (2,461,000)               (906,000)
   Interest income                                       2,000                   2,000
   Interest expense                                   (377,000)                (71,000)
                                                   -----------            ------------
   Pre-tax income (loss)                           $  (528,000)           $     68,000
                                                   ===========            ============

=============================================

(1) Overhaul & Service Division includes the operating results of Tri-Star Paint and Pride for the year ended June 30, 1997 and the nine months ended June 30, 1996. (Pride was acquired March 1996)

(2) Ground Handling & Services Division represent the operating results for all periods summarized of Airline Services, the Company's sole existing subsidiary in this division.

(3) The Company's FBO Operations & Airport Management division was started and began operations in July 1996. Accordingly, operating results for this division are included herein for the year ended June 30, 1997 only. The results do not include the operations of CAS, which was purchased in August 1997.

(4) Includes goodwill and other related amortization expenses associated with the acquisition of Pride of $278,000 and $85,000 for the year ended June 30, 1997 and the nine months ended June 30, 1996, respectively.

(5) Includes operating expenses of the executive officers of the Company and other indirect expenses not directly attributable to the operations of the divisions.

Overhaul & Service Division

         Net revenues consist primarily of gross revenues from stripping and painting and other aircraft coating services to major passenger and freight airlines and corporate aircraft. The Company also contracts with various heavy maintenance bases throughout the United States to provide corrosion prevention programs and light maintenance for aircraft undergoing heavy maintenance work at these bases. Costs of revenues consist largely of direct and indirect labor, direct material and supplies, insurance and other indirect costs applicable to the completion of each contract. Operating expenses consist of all general and administrative and operating costs not included in costs of sales, including but not limited to facilities rent, indirect labor and other overhaul costs.

         This division of the Company has two locations, one at Acadiana Regional Airport in New Iberia, Louisiana (Pride) and a second facility at Redbird Airport in Dallas, Texas (TriStar Paint).

Ground Handling & Service Division

         Net revenues consist primarily of gross revenues from a variety of support services including aircraft interior cleaning, exterior washes, lavatory and water services and light catering. Costs of revenues consist largely of direct and indirect labor, direct material and supplies, and other indirect costs. Operating expenses consist of all general and administrative and operating costs not included in costs of sales.

         Airline Services has had operations at Dallas-Fort Worth International Airport since 1990, Dallas Love Field airport since 1986, San Francisco International Airport since 1995 and Gulfport Biloxi Regional Airport since 1994. Additionally, the Company has recently executed new ground service contracts with customers under which it has established operations in the Los Angeles International Airport, Oakland Airport, and Kansas City Airport.

FBO Operations & Airport Management

         The Company commenced its FBO operations in July 1996, upon the commencement of business at its initial FBO site located at Redbird Airport in Dallas, Texas. This division generates revenues from the sale of aviation fuel and other services provided to general aviation customers located at the Redbird Airport facility. Costs associated with this activity include primarily fuel, facility rent, and direct labor. The Company initiated these operations at its existing Dallas location with the intent to profitably operate the business, but also to allow it to assemble its financial and managerial resources to begin its acquisition activities in this division. In August 1997, the Company acquired CAS, which operates an FBO in Casper, Wyoming. The financial statements of the Company as of and for the year ended June 30, 1997 do not include any of the operations of CAS.

Aviation Group - Corporate Overhead

         Operating expenses consist of all general and administrative and operating costs to provide management to the Company's divisions, to support expected growth, and to seek acquisition targets, not directly attributable to the divisions' operations.


FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO THE NINE MONTH FISCAL YEAR ENDED JUNE 30, 1996

         The Company changed its fiscal year end from September 30 to June 30 during 1996.

         The Company's net revenue increased by $5,837,000, or 150%, for the year ended June 30, 1997 compared to the nine months ended June 30, 1996. This increase in revenue resulted primarily from paint activities, which contributed net revenue totaling $8,096,000 for 1997 compared to $3,395,000 for 1996.

         Revenues from Ground Handling for the year ending June 30, 1997 increased 120% to $1,070,000 from $486,000 for the nine month period ending June 30, 1996. Gross margins increased during the period to 43% in fiscal 1997 from 27% in fiscal 1996.

         The Company's costs of revenues increased by $4,572,000, to $7,410,000 for the year ended June 30, 1997 from $2,838,000 for the nine months ended June 30, 1996. This increase in costs of revenues resulted primarily from the acquisition of Pride. Cost of revenues also increased as a percentage, relative to net revenue, to 76%, for the fiscal year ended June 30, 1997 from 73% for the nine months ended June 30, 1996.

         The Company's operating expenses increased by $1,574,000 to $2,480,000 for the year ended June 30, 1997 from $906,000 for the nine months ended June 30, 1996. This increase in operating expenses resulted primarily from the acquisition of Pride, startup FBO expenses of $104,000 and corporate overhead increases of $339,000. Corporate overhead for the nine month period ended June 30, 1996 includes only four months of expense.

         The Company's interest expense has increased primarily from debt related to the Pride transaction and $186,000 in non-cash interest from the Bridge Notes in 1997.

FINANCIAL CONDITION AND LIQUIDITY

         Prior to January 1996, the Company financed its operations and capital expenditures from a combination of cash generated from operations, bank loans, leases and invested capital from the sole shareholder. In January 1996, the Company commenced a private placement, generating net proceeds of approximately $1.2 million, to acquire the stock of Pride and for general working capital purposes.

         Exclusive of the Pride acquisition, the Company made capital expenditures during the year ended June 30, 1997 and nine months ended June 30, 1996 of $414,000 and $12,000, respectively. The majority of capital expenditures incurred during the aforementioned periods relate to equipment purchases to enhance the existing operating facilities and computerized systems.

         As part of its growth strategy, the Company intends to pursue acquisitions of related aviation businesses. Management believes financing for such acquisitions will be provided from operations, bank financing and through additional security offerings.

         In February 1997, the Company completed a private offering of $500,000 of its 10% Bridge Notes. The proceeds of this offering were used to fund the costs of the Company's initial public offering, and for general working capital and operating purposes. Upon the successful completion of the IPO in August 1997, the terms of these notes required the Company to issue to the holders that number of shares of Common Stock that equals $250,000 divided by the initial public offering price. Accordingly, $250,000 of the proceeds has been allocated to equity and credited to paid in capital and the notes payable were recorded at a discounted amount of $250,000. The discount was amortized to interest expense over the period from the completion of the Bridge Note offering until August 19, 1997, which was the consummation date of the IPO. Unamortized discount at June 30, 1997 totaled $64,000.

         The Company realized approximately $5.3 million in net proceeds from the IPO in August 1997. The proceeds have been used to repay the 10% Bridge Notes of $500,000, fund the cash portion of the CAS acquisition of $1,167,000, and to repay approximately $700,000 of bank and other indebtedness, and will be used in the future to fund capital expenditures for existing operations, facilities improvements, acquisition of other aviation services companies and general working capital for operations and other corporate purposes. The Company's capital structure has improved significantly as a result of completing the IPO.

         Pursuant to the existing United Airlines contract, the Company has a commitment for a total of $16 million of scheduled aircraft painting and stripping work through 1999. This commitment is subject to the risks outlined in "Item 1. Description of Business-Risk Factors--Dependence on One Customer."

         The Company believes that funds available under its existing credit line and bank financing, together with cash generated from operations will be adequate for its anticipated cash needs. Management feels the proceeds from the IPO will allow it to experience accelerated growth both internally and through well-planned acquisitions of aviation services companies.

                         ITEM 7. FINANCIAL STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS OF AVIATION GROUP, INC. AND SUBSIDIARIES

Report of Independent Accountants dated September 29, 1997 by Price Waterhouse LLP             F-1
Independent Auditors' Report dated October 7, 1996 by Arsement, Redd & Morella, L.L.C.         F-2
Consolidated balance sheets as of June 30, 1997 and June 30, 1996                              F-3
Consolidated statements of operations for the year ended June 30, 1997
          and the nine months ended June 30, 1996                                              F-4
Consolidated statements of changes in shareholders' equity for the year ended June 30, 1997
         and for the nine month period ended June 30, 1996                                     F-5
Consolidated statements of cash flows for the year ended June 30, 1997
         and for the nine month period ended June 30, 1996                                     F-6
Notes to consolidated financial statements                                                     F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required by this item with respect to the change in the Company's principal independent accountants from Arsement, Redd & Morella, L.L.C. to Price Waterhouse LLP, effective September 3, 1997, has been previously reported in the Company's Form 8-K Current Report dated September 3, 1997.

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The discussions under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders of the Company scheduled to be held on November 13, 1997 (the "Proxy Statement") are incorporated herein by reference.


                        ITEM 10. EXECUTIVE COMPENSATION.

         The discussion under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The discussion under the caption "Principal Holders of Common Stock" in the Proxy Statement is incorporated herein by reference.


           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The discussion under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.


                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         The following documents are included as exhibits to this Form 10-KSB Annual Report and are filed herewith unless otherwise indicated. Exhibits incorporated by reference are so indicated by asterisks.

      Exhibit      Description
      -------      -----------
         2.1        Stock Purchase Agreement dated April 18, 1997 by and among the Company, Casper Air Service and all of the stockholders of Casper Air Service (exhibits and schedules not included but will be provided supplementally to the Commission upon request)*

         3.1 Articles of Incorporation of the Company filed with the Texas Secretary of State, as amended*

         3.2        Amended and Restated Bylaws of the Company*

         4.1        Articles of Incorporation of the Company (filed as Exhibit
                    3.1)*

         4.2        Form of Certificate representing Common Stock*

         4.3        Form of Warrant Agreement*

         4.4        Form of Warrant  Certificate  (attached as Exhibit A to
                    Form of Warrant  Agreement filed as Exhibit 4.3)*

         4.5        Form of 10% Convertible Note of the Company maturing March
                    1, 2001*

         4.6        Warrant  Agreement  dated as of June 30, 1996  between
                    Company  and Richard L.  Morgan, together with Warrant
                    Certificate*

         4.7        Warrant Agreement dated March 1, 1996 between Company and
                    RAS Securities Corp., together with form of warrant certificate*

         4.8        Form of Representative's Warrant Agreement by and between
                    Company and Duke & Co., Inc.*

        10.1        Aviation Group, Inc. 1997 Stock Option Plan*

        10.2        First Amended and Restated Employment Agreement between
                    Company and Lee Sanders*

        10.3 Employment Agreement dated March 1, 1996, by and between the Company and Paul Lubomirski*

        10.4 Consulting Agreement dated March 1, 1996, by and between the Company and Charles E. Weed*

        10.5        Employment Agreement dated February 1, 1997, between the
                    Company and Tony Ramsaroop*

        10.6        Services Agreement dated June 10, 1994, by and between
                    Pride and United Air Lines, Inc., as extended by letter dated February 7, 1997*

        10.7 Lease Agreement dated September 18, 1996, effective as of August 1, 1996, by and between Redbird Development, Inc., a Texas corporation, and Tri-Star Aircraft Services,
                    Inc.*

        10.8        Lease and Operating  Agreement  between Pride  Aviation,
                    Inc. and Iberia Parish Airport Authority, dated December
                    28, 1994, relating to Hangar No. 88-C*

        10.9        Lease  and  Operating  Agreement  between  Iberia  Parish
                    Airport  Authority  and Pride Aviation,  Inc.,  dated  July
                    23, 1991, relating to Hangar No. 88, as amended by that certain Agreement dated December 10, 1992*

        10.10       Lease and Operating Agreement dated October 2, 1991*

        10.11       Revolving Credit Note dated September 30, 1995 from The
                    Sanders Companies, Inc. payable to the order of Equitable
                    Bank (now Compass Bank) in the amount of $250,000, and SBA
                    Loan Agreement, dated August 22, 1994, by and between The
                    Sanders Companies, Inc. and Equitable Bank (now Compass
                    Bank) relating to a revolving line of credit loan*

        10.12       Amended  and  Restated  Promissory  Note dated March 1,
                    1996 in the original principal amount of $407,689.77 executed by Pride in favor of Louisiana Economic
                    Development Corporation ("LEDC")*

        10.13 Pledge Agreement dated March 1, 1996 from the Company in favor of LEDC*

        10.14 Exchange Agreement dated March 1, 1996 between the Company and LEDC*

        10.15       Form of 10% Convertible Note (included as Exhibit 4.5)*

        10.16 Form of Pledge Agreement from the Company in favor of holders of 10% Convertible Notes*

        10.17 Stock Purchase Agreement dated February 21, 1996, by and among the Company, Pride, Sunbelt Business Capital
                    Incorporated ("Sunbelt"), Sunbelt Business Capital L.L.C., and all the stockholders of Pride and Sunbelt (exhibits and schedules not included but will be provided supplementally to the Commission upon request)*

        10.18       Employment Agreement between Company and John Arcari*

        10.19       First Amendment to Consulting Agreement between Company and
                    Charles Weed*

        10.20 Second Amended and Restated Note dated May 13, 1997 made by Pride payable to Jerry R. Webb in the original principal amount of $282,925.47*

        10.21       Agency Agreement dated January 19, 1996 between Company and
                    RAS Securities Corp.*

        10.22       Letter agreement dated May 9, 1997 between Company and RAS
                    Securities Corp.  terminating part of Agency Agreement*

        10.23       First Amendment to Employment Agreement between the
                    Company and Paul Lubomirski dated August 18, 1997

        10.24       First Amendment to First Amended and Restated Employment
                    Agreement between the Company and Lee Sanders dated August
                    18, 1997

        10.25       First Amendment to Employment Agreement between the
                    Company and Tony Ramsaroop dated August 18, 1997

        10.26       Employment Agreement dated September 29, 1997 between the
                    Company and Stuart A. Walker

        10.27 Agreement between The Boeing Company and the Company dated as of September 15, 1997

        10.28       Temporary Use License Agreement dated September __,
                    1997 between the Company and the Oregon Public Employees'
                    Retirement Fund

        11.1        Statement regarding computation of per share earnings

        21.1        List of Subsidiaries of the Company

        27.1        Financial Data Schedule

        99.1 Forms of Lock-Up Agreements executed by certain of the Company's securityholders*

--------------------------
* Incorporated herein by reference to the Form SB-2 Registration Statement of the Company (File No. 333-22727).

(b)      Reports on Form 8-K

         The Company has filed a Form 8-K Current Report dated September 3, 1997 in which it reported (i) the resignation of Arsement, Redd & Morella, LLC as its principal independent accountants, and the appointment of Price Waterhouse LLP as the Company's new principal independent accountants, and (ii) the consummation of the acquisition of CAS as of August 19, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of Aviation Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Aviation Group, Inc. and its subsidiaries at June 30, 1997, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP

Dallas, Texas

September 29, 1997

                          INDEPENDENT AUDITORS' REPORT





To Aviation Group, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Aviation Group, Inc. (a Texas corporation) and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Group, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and cash flows for the nine months then ended in conformity with generally accepted accounting principles.

                                       /s/ ARSEMENT, REDD & MORELLA, L.L.C.

                                       Arsement, Redd & Morella, L.L.C.




October 7, 1996
Lafayette, Louisiana

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           June 30,         June 30,
                                                             1997              1996
                                                             ----              ----
ASSETS
Current Assets
     Cash and cash equivalents                          $   188,000      $   457,000
     Accounts receivable, net                               796,000          644,000
     Inventory                                              240,000          143,000
     Deferred income taxes                                   40,000           11,000
     Prepaid expenses and other                             710,000           22,000
                                                        -----------      -----------
         Total Current Assets                             1,974,000        1,277,000
                                                        -----------      -----------

Property and equipment                                    2,903,000        2,409,000
Less: accumulated depreciation                             (583,000)        (220,000)
                                                        -----------      -----------
                                                          2,320,000        2,189,000
                                                        -----------      -----------

Goodwill, net                                               752,000          975,000
Other                                                        65,000           83,000
                                                        -----------      -----------
                                                            817,000        1,058,000
                                                        -----------      -----------
Total Assets                                            $ 5,111,000      $ 4,524,000
                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations        $   502,000      $   209,000
     Bridge notes                                           436,000               --
     Other short-term borrowings                            256,000          223,000
     Accounts payable                                       769,000          574,000
     Accrued interest                                        24,000           36,000
     Income tax payable                                      20,000               --
     Due to shareholder                                          --            2,000
     Accrued liabilities                                    483,000          359,000
                                                        -----------      -----------
         Total Current Liabilities                        2,490,000        1,403,000
                                                        -----------      -----------

Long-Term Liabilities
     Long-term debt, net of current maturities            1,211,000        1,350,000
     Capitalized leases, net of current maturities           66,000               --
     Loan from shareholder                                   15,000               --
     Deferred income taxes                                  100,000          316,000
                                                        -----------      -----------
         Total Long-Term Liabilities                      1,392,000        1,666,000
                                                        -----------      -----------

Total Liabilities                                         3,882,000        3,069,000
                                                        -----------      -----------

Commitments and Contingencies (Note J)

Shareholders' Equity
     Preferred Stock, $.01 par value, 5,000,000
         shares authorized, none outstanding                     --               --
     Common Stock, $.01 per value, 10,000,000
         shares authorized, 1,600,250 shares issued
         and outstanding                                     16,000           16,000
     Additional paid-in capital                           1,951,000        1,701,000
     Retained earnings (deficit)                           (738,000)        (262,000)
                                                        -----------      -----------
         Total Shareholders' Equity                       1,229,000        1,455,000
                                                        -----------      -----------

Total Liabilities and Shareholders' Equity              $ 5,111,000      $ 4,524,000
                                                        ===========      ===========


       The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended       Nine Months
                                                      June 30,      Ended June 30,
                                                       1997             1996
                                                       ----             ----
                                                       >
Revenue                                             $ 9,718,000      $ 3,881,000

Cost of Revenue                                       7,410,000        2,838,000
                                                    -----------      -----------

   Gross Profit                                       2,308,000        1,043,000
                                                    -----------      -----------

General and Administrative Expenses                   2,048,000          752,000
Depreciation and Amortization                           413,000          154,000
                                                    -----------      -----------
                                                      2,461,000          906,000
                                                    -----------      -----------

   Income (Loss) From Operations                       (153,000)         137,000
                                                    -----------      -----------

Other Income (Expenses)
   Interest Income                                        2,000            2,000
   Interest Expense                                    (377,000)         (71,000)
                                                    -----------      -----------
                                                       (375,000)         (69,000)
                                                    -----------      -----------

Income (Loss) Before Provision for Income Taxes        (528,000)          68,000

Provision (Benefit) for Income Taxes                    (52,000)          34,000
                                                    -----------      -----------

Net Income (Loss)                                   $  (476,000)     $    34,000
                                                    ===========      ===========

 Earnings (loss) per common and
 common equivalent share                            $     (0.27)     $      0.02
                                                    ===========      ===========

 Weighted average  common and
 common equivalent shares outstanding                 1,759,707        1,497,511
                                                    ===========      ===========


       The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                          Additional      Retained
                                                   Common Stock            Paid In        Earnings
                                               Shares       Amount         Capital        (Deficit)     Total
--------------------------------------------------------------------------------------------------------------------
Predecessor combined balances at
  September 30, 1995                                 (a)   $   1,000     $   201,000     $ (283,000)     $   (81,000)

Restatement to reflect combination
  of entities under common control
  (Note A)                                     1,000,000       9,000          (9,000)            --               --
                                               ---------   ---------     -----------     ----------      -----------
Balance, September 30, 1995,
  as restated                                  1,000,000      10,000         192,000       (283,000)         (81,000)

Dividend to The Sanders
  Companies, Inc.                                     --          --              --        (13,000)         (13,000)
Issuance of shares in connection with
  private offering                               500,000       5,000       1,209,000             --        1,214,000
Issuance of shares in connection
  with acquisition of Pride Aviation, Inc.        44,250         500         132,500             --          133,000
Issuance of shares in connection
  with settlement of long-term debt               56,000         500         167,500             --          168,000
Net Income                                            --          --              --         34,000           34,000
                                               ---------   ---------     -----------     ----------      -----------

Balance, June 30, 1996                         1,600,250      16,000       1,701,000       (262,000)       1,455,000

Bridge Notes Warrants (Note F)                        --          --         250,000             --          250,000
Net loss                                              --          --              --       (476,000)        (476,000)
                                               ---------   ---------     -----------     ----------      -----------

Balance, June 30, 1997                         1,600,250   $  16,000     $ 1,951,000     $ (738,000)     $ 1,229,000
                                               =========   =========     ===========     ==========      ===========

   (a) The Predecessor entities, Tri-Star Aircraft Services, Inc. and Tri-Star Airline Services, Inc. had 10,000 and 1,000 shares of common stock outstanding, respectively, at September 30, 1995.





       The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year            Nine Months
                                                                          Ended             Ended
                                                                        June 30,           June 30,
                                                                          1997              1996
                                                                          ----              ----
Cash Flows From Operating Activities:
Net Income (Loss)                                                       $(476,000)     $    34,000
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided (Used) by Operating Activities:
   Depreciation and amortization                                          413,000          154,000
   Accreted interest                                                      186,000               --
   Deferred income taxes                                                  (72,000)          47,000
   (Increase) decrease in accounts receivable                            (152,000)        (123,000)
   (Increase) decrease in inventories                                     (97,000)         (42,000)
   (Increase) decrease in prepaids and other current assets                (4,000)          29,000
   Increase(decrease)in accounts payable                                  195,000         (214,000)
   Increase(decrease) in income taxes payable                              20,000               --
   Increase (decrease) in interest payable                                (12,000)          36,000
   Increase (decrease) in accrued liabilities                             124,000          (20,000)
   Other                                                                  (25,000)         (14,000)
                                                                        ---------      -----------
   Total Adjustments                                                      576,000         (147,000)
                                                                        ---------      -----------
Net Cash Provided (Used) by Operating Activities                          100,000         (113,000)
                                                                        ---------      -----------

Cash Flows From Investing Activities:
   Cash paid for acquisition of Pride Aviation. Inc.                           --         (506,000)
   Payments for hangar facility costs                                     (91,000)              --
   Cost related to Casper Air Service acquisition                        (119,000)              --
   Advances to related parties                                            (38,000)              --
   Payments for property and equipment additions                         (414,000)         (12,000)
                                                                        ---------      -----------
Net Cash Used by Investing Activities                                    (662,000)        (518,000)
                                                                        ---------      -----------

Cash Flows From Financing Activities:
   Proceeds from short-term borrowings                                    102,000           80,000
   Repayments of short-term borrowings                                    (69,000)         (27,000)
   Proceeds from issuance of Bridge Notes and Warrants                    500,000               --
   Proceeds from issuance of long-term debt                               283,000               --
   Principal payments on long-term debt                                  (128,000)        (179,000)
   Payment of Initial Public Offering costs                              (384,000)              --
   Proceeds from issuance of common stock                                      --        1,214,000
   Deferred financing costs                                               (11,000)              --
                                                                        ---------      -----------
Net Cash Provided  by Financing Activities                                293,000        1,088,000
                                                                        ---------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                     (269,000)         457,000
Cash and Cash Equivalents at Beginning of Period                          457,000               --
                                                                        ---------      -----------
Cash and Cash Equivalents at End of Period                              $ 188,000      $   457,000
                                                                        =========      ===========

Supplemental Disclosure of Cash Paid for Interest and Income Taxes:
   Cash paid for interest                                               $ 203,000      $    35,000
   Cash paid for income taxes                                                  --               --

Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
   Issuance of common stock in connection with
     the acquisition of Pride Aviation, Inc.                                   --      $   133,000
   Issuance of long-term debt in connection with the
     the acquisition of Pride Aviation, Inc.                                   --      $   857,000
   Common stock issued to retire long-term debt                                --      $   168,000
   Machinery and equipment acquired under capital lease                 $  80,000               --

       The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

         Aviation Group, Inc. (the "Company") (a Texas corporation) was formed on December 4, 1995 for the purposes of combining certain aircraft service operations formerly owned by The Sanders Companies, Inc. ("Sanders") and to acquire additional aircraft servicing related businesses. Sanders is 100% owned by Lee Sanders, president and chief executive officer of the Company. On February 21, 1996, the Company acquired Pride Aviation, Inc. ("Pride") in a business combination accounted for as a purchase. Pride operates a Federal Aviation Administration ("FAA") approved repair station and provides aircraft painting and maintenance services (See Note C). In August 1997, the Company acquired Casper Air Service, Inc. ("CAS"). CAS is a full service fixed base operation ("FBO") located at Natrona County International Airport in Casper, Wyoming and offers aircraft line services, repair and maintenance and parts distribution. (See Note R - Acquisition of Casper Air Service)

         On December 20, 1995, the Company entered into an Exchange Agreement (the "Exchange") whereby Sanders contributed all of the outstanding common stock of Tri-Star Airline Services, Inc. ("Airline") and Tri-Star Aircraft Services, Inc. ("Aircraft") (collectively the "Tri-Star Companies" or "Predecessor") to the Company in exchange for 100% of the common stock (1,000,000 shares) of the Company. The Exchange was accounted for similar to a pooling of interest with no change in historical basis of assets and liabilities as Sanders controlled 100% of the stock of the companies prior to and subsequent to the transaction. Prior to the Exchange, the Tri-Star Companies were operated as members of a controlled group with other operations of Sanders. For periods prior to the Exchange, the continuing operations of the Tri-Star Companies have been separated from the controlled group.

         In August 1997, the Company completed an initial public offering ("IPO") of its common stock. The Company sold 1,150,000 shares of common stock at a price of $5.75 per share and 1,150,000 common stock purchase warrants at a price of $0.10 per warrant. Proceeds from the stock offering totaled $5,283,000, net of approximately $1,444,000 of associated underwriting discounts and offering expenses.

         The Company's primary business includes the operation of FAA approved repair stations in New Iberia, Louisiana and Dallas, Texas which provide painting and paint stripping services to the commercial airline and corporate and private aircraft industry. The Company also provides refueling services and light maintenance services in Dallas, Texas and snack catering and aircraft cleaning services at various commercial airports in the United States.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying consolidated financial statements present the consolidated results of the Company and its subsidiaries for the year ended June 30, 1997 and the combined results of the Predecessor through December 31, 1995 together with the consolidated results of the Company and its subsidiaries for the remainder of the nine months ended June 30, 1996, including the results of Pride from the date of acquisition. The Company changed its fiscal year end during 1996 from September 30 to June 30. All intercompany balances and transactions have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


         Revenue Recognition

         Revenues are recognized as services are performed.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Accounts Receivable

         The Company uses the allowance method in accounting for losses on billed and unbilled accounts receivable. Provision for losses on trade receivables is made in amounts estimated to be adequate to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by management that payment will not be received. Any subsequent receipts are credited to the allowance. Bad debt expense charged to operations for the year ended June 30, 1997 and the nine months ended June 30, 1996 was $6,000 and $16,000, respectively. The allowance for doubtful accounts was $19,000 and $30,000 at June 30, 1997 and 1996, respectively.

         Inventory

         Inventories are stated at the lower of cost or market, with cost determined by the average costing method.

         Goodwill

         Goodwill represents the cost in excess of fair value of the net assets (including tax attributes) acquired in the Pride acquisition. Goodwill is being amortized on a straight-line basis over a 20 year period. Amortization expense for the year ended June 30, 1997 and the nine months ended June 30, 1996 was $50,000 and $17,000, respectively. Accumulated amortization totaled $67,000 and $17,000 at June 30, 1997 and 1996, respectively. During 1997, goodwill was reduced by $173,000 as a result of the determination of certain tax attributes related to the Pride acquisition. The Company analyzes the net book value of goodwill periodically for any potential impairment and believes that the asset is realizable at June 30, 1997.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation has been provided using straight line and double declining balance methods over the estimated useful lives of the assets which range from 5 to 30 years.

         Income Taxes

         The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No.109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

         Earnings (Loss) Per Common Share

         Earnings (loss) per common and common equivalent share ("EPS") is computed based on the weighted average number of common shares outstanding and gives effect to certain adjustments described below. During the fiscal period ended June 30, 1996, the Company issued common stock and warrants with issuance and exercise prices below that of the price of the Company's IPO common stock offering. Pursuant to Securities and Exchange Commission requirements, the dilutive effect of these securities has been included in the EPS calculation as if they were outstanding as of the beginning of the period with the dilutive effect measured using the treasury stock method. Similarly, for the year ended June 30, 1997, the EPS calculation reflects an increase in common equivalent shares for the assumed exercise of the warrants for the nine months

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


         through March 31, 1997 (the period presented in the IPO document). No adjustment was made for the assumed exercise of the warrants for the three months ended June 30, 1997 since the effect would be antidilutive. Also, no adjustment was made for the assumed conversion of the Company's convertible debt for either period presented since the effect would be antidilutive.

         The Company's historical capital structure prior to fiscal 1996 is not comparable to its current structure due to the Exchange discussed in Note A and the issuance of common stock, warrants and convertible debt during the fiscal period ended June 30, 1996 in connection with a private placement of the Company's common stock and the acquisition of Pride. Accordingly, historical net income (loss) per common share is not considered meaningful and has not been presented herein.

         New Pronouncements

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into, or resulted in the issuance of common stock that then shared in the earnings of the entity. For the periods ended June 30, 1997 and 1996, the basic and diluted EPS amounts calculated assuming adoption of this statement would be the same as the amounts presented on the consolidated statement of operations.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 is not expected to have a significant impact to the Company. See Note Q for business segment information.

         Reclassifications

         Certain reclassifications have been made to prior period amounts to conform to the current year presentation.


NOTE C - ACQUISITION OF PRIDE AVIATION, INC.

         On February 21, 1996, the Company entered into an agreement to acquire 99% of the outstanding common stock of Pride for cash of $486,000, issuance of $857,000 of 10% Convertible Notes and the issuance of 44,250 shares of the Company's common stock valued at approximately $133,000. At the closing of the acquisition, Pride had approximately $906,000 of long-term debt and $947,000 of other liabilities. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. The transaction was closed in early March 1996 and the results of operations of Pride are included in the accompanying financial statements beginning March 1, 1996. The excess of the purchase price over the fair value of the net assets acquired (including tax attributes) has been recorded as goodwill and is being amortized using the straight-line method over 20 years.

         Supplemental Pro Forma Results of Operations (Unaudited)

         The following unaudited pro forma summary presents the consolidated results of operations for the nine months ended June 30,1996 as if the Pride acquisition had occurred as of the beginning of the Company's fiscal year (October 1,1995). The summarized information does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


               Revenues                           $ 6,755,000
               Net income                            $ 72,000
               Net income per common share             $ 0.05

         Adjustments made in arriving at pro forma unaudited results of operations included increased interest expense on acquisition debt, additional depreciation expense, amortization of goodwill and related tax adjustments.


NOTE  D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Other current assets consisted of the following at June 30, 1997 and 1996:

                                                                                  1997             1996
                                                                                  ----             ----
         Deferred IPO costs                                                   $   384,000      $        --
         Capitalized costs related to Casper Air Service acquisition              119,000               --

         Capitalized facility acquisition costs                                   115,000               --
         Deferred debt issue costs                                                 11,000               --
         Due from affiliates                                                       38,000               --
         Prepaid expenses and other                                                43,000           22,000
                                                                              -----------      -----------
                                                                              $   710,000      $    22,000
                                                                              ===========      ===========


NOTE E - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at June 30, 1997 and 1996:

                                                                                  1997             1996
                                                                                  ----             ----
         Machinery and equipment                                              $ 1,965,000      $ 1,659,000
         Leasehold improvements                                                   577,000          530,000
         Furniture, fixtures and office equipment                                 163,000          114,000
         Vehicles                                                                 198,000          106,000
                                                                              -----------      -----------
                                                                                2,903,000        2,409,000
         Less: accumulated depreciation                                          (583,000)        (220,000)
                                                                              -----------      -----------
                                                                              $ 2,320,000      $ 2,189,000
                                                                              ===========      ===========

         Depreciation expense charged to operations for the year ended June 30, 1997 and the nine months ended June 30, 1996 was $363,000 and $137,000, respectively.


NOTE F - SHORT-TERM BORROWINGS

         10% Unsecured Bridge Notes

         In February 1997, the Company issued $500,000 of 10% unsecured subordinated bridge notes. The proceeds from these notes were used to fund the cost of the Company's IPO and for general working capital purposes. As required by the terms of the notes, the Company issued $250,000 of common stock at the IPO price (43,478 shares) because the IPO was successfully completed prior to September 30, 1997. Accordingly, $250,000 of the proceeds from the issuance of the notes was allocated to equity and credited to paid in capital, and the notes payable were recorded at a corresponding discounted

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


amount of $250,000. The discount is being amortized over the period through the effective date of the IPO. Discount accretion charged to interest expense totaled approximately $186,000 for the period ended June 30, 1997 and unamortized discount at June 30, 1997 totaled $64,000. Costs associated with the issuance of the notes are being amortized to interest expense using the effective rate method. The notes were repaid in full in August 1997 after completion of the IPO.

         Other Short Term Borrowings

         Other short-term borrowings consisted of the following at June 30, 1997 and 1996:

                                               1997         1996
                                               ----         ----
          Bank line of credit                $248,000     $223,000
          Other                                 8,000           --
                                             --------     --------
                                             $256,000     $223,000
                                             ========     ========

         At June 30, 1997 and 1996, the Company had a $250,000 line of credit facility with Compass Bank ("Line of Credit") which was guaranteed by the U. S. Small Business Administration. The Line of Credit was effectively assumed by Tri-Star Aircraft Services, Inc. with the transfer of assets and liabilities in connection with the Exchange discussed in Note A. The Line of Credit bears interest at a rate of prime plus 2% (10.50% and 10.75% at June 30, 1997 and 1996, respectively). The Line of Credit was repaid in full in August 1997 using proceeds from the IPO.


NOTE G - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at June 30, 1997 and 1996:

                                               1997         1996
                                               ----         ----
          Provision for warranty claims      $171,000     $101,000
          Accrued wages payable               127,000      131,000
          Other                               185,000      127,000
                                             --------     --------
                                             $483,000     $359,000
                                             ========     ========

         The Company generally warrants its products and services against defects in material and workmanship based on contract terms with customers. The Company records an estimated liability for warranty claims, based on actual claims experience, at the time the products and services are provided and revenue is recognized. Warranty claims, which are netted against revenue, totaled $85,000 and $38,000 for the year ended June 30, 1997 and the period ended June 30, 1996, respectively.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


NOTE H - LONG-TERM DEBT

           Long-term debt consisted of the following at June 30, 1997 and 1996:

                                                                                        1997                1996
                                                                                        ----                ----
           Convertible notes payable, payable in quarterly installments totaling $72,000 beginning April 1, 1998, bearing interest at
           10%, maturing March 1, 2001 and secured by the Company's
           shares of common stock of Pride Aviation, Inc. The notes are convertible into shares of common stock of the Company at
           conversion prices ranging from $3.00 to $4.50 per share,
           subject to adjustment for certain equity transactions.                     $ 884,000          $  884,000

           Convertible notes payable to Louisiana Economic Development
           Corporation dated March 1, 1996, payable in 60 monthly installments of $3,800, including interest at 7.38% and one final installment of the remaining unpaid balance on March 1, 2001. The note is secured by pledge of certain shares of common stock, accounts receivable, inventory and equipment of Pride Aviation, Inc. The note is convertible into shares of common stock of the Company at a price of
           $4.50 per share, subject to adjustment for certain equity
           transactions. (See Note R)                                                   372,000             386,000

           Note payable to Sunbelt Business Capital, L.L.C., payable in monthly installments of $6,400, including interest at 12%, refinanced in May
           1997.                                                                              -             135,000

           Note payable to Jerry R. Webb, payable in full on May 13, 1998, bearing interest at 18.0% payable monthly. The note is secured by pledge of certain shares of common stock, accounts receivable,
           inventory and equipment of Pride. (See Note R)                               283,000                   -

           Various notes payable to Ford Motor Credit Corp., payable in monthly installments totaling $1,700 including interest at rates ranging from 13.75% to 14.00% maturing from November 2000 to April 2002,
           secured by certain vehicles.                                                  47,000                   -

           Note payable to Schwing Insurance Agency, payable currently,
           with interest at 7.5% on the unpaid balance.                                  72,000              72,000

           Note payable to Fidelity Bank, payable in monthly installments with interest at prime plus 2.5% maturing August 1997 and secured by
           certain machinery and equipment.                                               5,000              20,000

           Note payable to Compass Bank, payable in monthly installments with interest at prime plus 2.25%, maturing September 1997 and secured by accounts receivable, equipment, key man life insurance policy, and personal guaranty and pledge of stock of The Sanders Companies, Inc.
           by Lee Sanders.                                                                8,000              27,000


                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


                                                                               1997                     1996
                                                                               ----                     ----
           Various notes payable to finance companies,
           due in monthly installments totaling $3,000,
           including interest at rates ranging from 9.5%
           to 13.25%, maturing through March 1998
           and secured by certain vehicles.                                     28,000                   35,000
                                                                            ----------               ----------
           Total                                                             1,699,000                1,559,000



           Less: Current maturities of long-term debt                         (488,000)                (209,000)
                                                                            ----------               ----------
           Total long-term debt                                             $1,211,000               $1,350,000
                                                                            ==========               ==========

         On May 15, 1997, when the outstanding principal balance of the Company's note to Sunbelt Business Capital, L.L.C. was $83,000, Sunbelt Business Capital, L.L.C. sold the Note to Jerry R. Webb, who at the same time loaned an additional $200,000 to the Company. The entire $283,000 debt to Mr. Webb was restructured and restated in the form of a new note payable. One of the Company's directors owns a participation interest in a portion of the debt owed to Mr. Webb by the Company (See Notes M and R).

         The Company's notes payable to Fidelity Bank and Compass Bank and the notes payable to finance companies were originally made by Sanders. This debt was effectively assumed by the Tri-Star Companies with the transfer of assets and liabilities in connection with the Exchange discussed in Note A. Sanders remains liable under the note agreements as the primary maker.

         Maturities of long-term debt are as follows:

              1998                                   $488,000
              1999                                    328,000
              2000                                    332,000
              2001                                    542,000
              2002                                      9,000

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


NOTE I - LEASES

         Capital Leases

         The Company leases certain machinery and equipment under arrangements classified as capital leases. Machinery and equipment recorded under capital leases totaled $80,000 at June 30, 1997 and $0 at June 30, 1996. Future minimum lease payments at June 30, 1997, together with the present value of the minimum lease payments are:

         1998                                          $    31,000
         1999                                               31,000
         2000                                               31,000
         2001                                               27,000
         2002                                                5,000
         Thereafter                                             --
                                                        ----------
         Total minimum lease payments                      125,000
         Less: amount representing interest                (45,000)
                                                        ----------
         Total present value of minimum lease payments      80,000
         Less: current portion                             (14,000)
                                                        ----------
         Long-term obligation                           $   66,000
                                                        ==========

         Operating Leases

         The Company leases various equipment and office and hanger facilities under cancelable and noncancelable rental arrangements. Rental expenses from operating leases and monthly rentals for the year ended June 30, 1997 and the nine months ended June 30, 1996 were $699,000 and $252,000, respectively.

         Minimum future lease payments for non-cancelable operating leases for the next 5 years and thereafter are as follows:

         1998                                           $   379,000
         1999                                               391,000
         2000                                               395,000
         2001                                               222,000
         2002                                               195,000
         Thereafter                                       4,669,000
                                                        -----------
                                                        $ 6,251,000
                                                        ===========

NOTE J - COMMITMENTS AND CONTINGENCIES

         The Company, in connection with the production of revenue, produces chemical waste, which is temporarily stored on the Company's premises. Costs for disposal are expensed by the Company as waste is produced. The provision for disposal of waste on hand totaled $10,000 and $16,000 as of June 30, 1997 and 1996 respectively, and is included in accrued liabilities in the accompanying balance sheet.

         One of the Company's subsidiaries is partially self-insured for employee medical claims. Insurance with independent insurance carriers is maintained to cover medical claims in excess of self-insured limits. The Company's self-insured limits vary by month and policy year and are based on various factors including the number of employees and dependents covered and certain experience factors. In addition to aggregate annual and monthly limitations, the Company's exposure is further limited to $15,000 per employee per year.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


         The Company is not involved in any pending legal proceedings which it believes will have a material effect on its results of operations, cash flow or financial position.

NOTE K - STOCK OPTIONS AND WARRANTS

         1997 Stock  Option Plan

         The Company's 1997 Stock Option Plan (the "Option Plan") was adopted by the Company's Board of Directors and shareholders in February 1997. The purpose of the Option Plan is to provide increased incentives to key employees and directors of the Company to render services and exert maximum effort for the business success of the Company. The Company has reserved 150,000 shares of Common Stock for issuance upon exercise of such options.

         The Board of Directors or its Compensation Committee has the authority to select key employees and directors to whom stock options are granted as well as determining vesting schedules and other terms. The options vest ratably over five years and can have a term of up to ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per incident. The exercise price of incentive stock options must not be less than the fair market value of the Common Stock on the date of grant.

         Warrant Issuances

         In 1996, the Company issued 280,000 warrants to investment advisors and other parties. 200,000 warrants were issued with an exercise price of $1.00 per share and 80,000 with an exercise price of $2.50 per share. These warrants are exercisable currently and expire February 28, 1999. See Note L.

         SFAS No. 123 Information

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997; no dividend yield, expected volatility of 0.28, risk free interest rates of 6.44% and expected lives of 7.0 years. The estimated fair value of the options is amortized to expense over the options' vesting period.

         The application of SFAS No. 123 would have decreased net income by $4,000 and would not have changed earnings per share as it was reported on the consolidated statement of operations for the year ended June 30, 1997. No options were outstanding for the period ended June 30, 1996.

A summary of stock option transactions under the Option Plan is as follows:

                                                           1997
                                                           ----
                                                               Weighted-Average
                                                    Shares      Exercise Price
                                                    ------      --------------
Outstanding at beginning of year                        --             --
Granted                                             60,500         $ 5.54
Exercised                                               --             --
Forfeited                                           (4,000)          5.75
                                                    ------
Outstanding at end of year                          56,500           5.53
                                                    ======
Exercisable at end of year                          19,300         $ 5.10
                                                    ======         ======


Weighted-average fair value of options
 granted during the year                                           $ 1.85
                                                                   ======

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996



The following table summarizes information about the fixed price stock options outstanding at June 30, 1997:

                                            Options Outstanding                          Options Exercisable
                              -------------------------------------------------    --------------------------------
                                                   Weighted-
                                                    Average
                                 Shares            Remaining       Weighted-         Shares          Weighted-
                              Outstanding at      Contractual      Average       Exercisable at       Average
Exercise Prices                June 30, 1997      Life (years)  Exercise Price    June 30, 1997    Exercise Price
---------------               --------------      -----------   --------------    -------------    --------------
$4.50                            10,000                6.7            $4.50            10,000           $4.50
$5.75                            46,500                6.8            $5.75             9,300           $5.75


NOTE L - SHAREHOLDERS' EQUITY

         Private Offering

         In March 1996, the Company issued 500,000 shares of common stock at a price of $3.00 per share in a private offering and raised approximately $ 1,214,000, net of sales commissions and offering costs totaling $286,000. In connection with the private offering, the Company issued warrants to the placement agent to purchase 200,000 shares of the Company's common stock at a price equal to $1.00 per share, expiring February 28, 1999. The Company also issued warrants to an investment banking advisor, for services provided in connection with the offering, to purchase 80,000 shares of the Company's common stock at a price equal to $2.50 per share expiring February 28, 1999. The exercise price and number of shares issuable under the warrants are subject to adjustment for certain equity transactions and other circumstances. The warrants also contain a "cashless" exercise feature whereby the warrants may be surrendered in exchange for a number of shares to be determined based on the difference between the exercise price and the market price for the Company's common stock.

         Debt Retirement

         In connection with the acquisition of Pride during March 1996, the Company issued 56,000 shares of common stock to retire $168,000 of the outstanding principal amount of indebtedness owed to Sunbelt Business Capital, L.L.C.


NOTE M - RELATED PARTY TRANSACTIONS

         For periods through March 1, 1996, Sanders provided services and allocated certain general and administrative expenses to the companies operating under the controlled group, including the Tri-Star Companies. Such charges were allocated to the members of the controlled group based upon the level of management and supervision time required, services provided and certain other factors. Management of the Company believes that such allocations are reasonable. These charges are included in general and administrative expenses and totaled $0 and $77,000 for the year ended June 30, 1997 and the period ended June 30,1996, respectively.

         In connection with the Pride acquisition, on March 1, 1996, the Company entered into consulting agreements with two former shareholders of Pride. The consulting agreements provide for the payment of monthly fees and reimbursement of certain expenses with terms ranging from 12 to 24 months. Fees paid under these arrangements totaled $52,000 and $40,000 for the year ended June 30, 1997 and the nine months ended June 30, 1996, respectively. Total future payments over the remaining terms of these arrangements are $24,000 for the year ending June 30, 1998.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


         As of June 30, 1997, the Company had amounts due from Sanders totaling $38,000 and at June 30,1996, the Company owed $2,000 to Sanders for net payments made by Sanders on behalf of the Company. Such amounts are reflected as "Other current assets" and "Due to shareholder", respectively, in the accompanying balance sheets.

         One of the Company's directors owns a participation interest in $83,000 of the debt owed to Jerry R. Webb.


NOTE N - PROVISION FOR INCOME TAXES

         The Company's Tri-Star Companies subsidiaries were included in the consolidated tax return of Sanders for the periods prior to and through the date of the Exchange. Sanders did not require its subsidiaries to pay for their share of the consolidated tax expense or reimburse the subsidiaries for tax benefits generated. Accordingly, for periods prior to the Exchange, the tax expense or benefits for the Tri-Star Companies was computed as if it were a separate taxpayer and the resulting amount treated as an equity transaction with Sanders, which is presented as a dividend of $13,000.

         The provision/(benefit) for income taxes consist of the following components:

                                                                    Year                  Nine Months
                                                                    Ended                    Ended
                                                                June 30, 1997            June 30, l996
                                                                -------------            -------------
         Current provision (benefit)                             $  20,000                $ (13,000)
         Deferred taxes                                            (72,000)                  47,000
                                                                 ---------                ---------
         Provision/(benefit) for income taxes                    $ (52,000)               $  34,000
                                                                 =========                =========

        The following is a reconciliation of taxes computed at the federal statutory rate to the provision for income taxes included in the financial statements:

                                                                         Year                  Nine Months
                                                                         Ended                    Ended
                                                                     June 30,1997             June 30,1996
                                                                     ------------             ------------
         Tax provision (benefit) computed by
              applying federal statutory rate                       $ (179,000)                $   23,000
         State income taxes, net of federal benefits                    44,000                     15,000
         Expenses not deductible for tax purposes (a)                   88,000                      6,000
         Effect of graduated tax rates and other                        (5,000)                   (10,000)
                                                                    ----------                 ----------
         Provision/(benefit) for income taxes                       $  (52,000)                $   34,000
                                                                    ==========                 ==========

         (a) Principally the effect of Bridge Note interest accretion for the year ended June 30, 1997.

         The net deferred tax amounts are presented on the balance sheet as follows:

         Current deferred tax asset                                 $   40,000                 $   l1,000
         Long-term deferred tax liabilities                           (100,000)                  (316,000)
                                                                    ----------                 ----------
                                                                    $  (60,000)                $ (305,000)
                                                                    ==========                 ==========

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


Deferred tax assets and liabilities consisted of the following at June 30, 1997 and 1996:

                                        1997           1996
                                        ----           ----
Assets
  Net operating loss carryforward     $ 383,000      $ 257,000
  Other                                  67,000             --
                                      ---------      ---------
Total deferred tax assets               450,000        257,000
                                      ---------      ---------

Liabilities
  Property and equipment               (483,000)      (536,000)
  Other                                 (27,000)       (26,000)
                                      ---------      ---------
Total deferred tax liabilities         (510,000)      (562,000)
                                      ---------      ---------

Net deferred tax liabilities          $ (60,000)     $(305,000)
                                      =========      =========


         For income tax purposes, the Company has available at June 30, 1997, unused federal net operating loss carryforwards of approximately $983,000, which may be applied against future taxable income of the Company's subsidiary (Pride), subject to certain annual limitations, expiring in various years from 2005 to 2009. The Company believes it is more likely than not that the net operating loss carryforwards will be utilized in the future. Accordingly, no valuation allowance has been recorded. During 1997, the net operating loss carryforward asset was increased, and goodwill reduced, by $173,000 as a result of the determination of certain tax attributes related to the Pride acquisition. Under the Internal Revenue Code, the utilization of net operating loss carryforwards could be limited if certain changes in ownership of the Company's common stock were to occur.


NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

         For certain of the Company's financial instruments, including cash equivalents, accounts receivable, short-term borrowings and accounts payable, the carrying amounts approximate fair value due to their short maturities.

         The carrying amount reported for long-term debt approximates fair value based on current interest rates for debt with similar terms and maturities.


NOTE P - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         Substantially all of the Company's accounts receivable at June 30, 1997, resulted from sales to third party companies in the airline industry. This concentration of customers may impact the Company's overall credit risk either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. The Company believes that the risk is mitigated by the size, reputation and nature of its customers. Although the Company generally does not require collateral or other security to support customer receivables, it may have certain rights, such as the ability to place liens on aircraft serviced, in the event of nonpayment by its customers.

         During the year ended June 30, 1997 and the nine months ended June 30, 1996, the Company derived approximately 75% and 62%, respectively, of its revenues from United Airlines. Receivables due from United Airlines totaled approximately $92,000 and $202,000 at June 30,1997 and 1996, respectively.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


NOTE Q - BUSINESS SEGMENT INFORMATION

         The Company is currently organized into three business segments: overhaul and service, ground handling and services, and beginning July 1, 1996, FBO and airport management. The overhaul and service division provides painting and paint stripping services for commercial and freight aircraft. The ground handling and services division provides aircraft ground handling and light catering services to a variety of passenger and freight airlines at various airports. The FBO and airport management division provides fuel and light maintenance services to general aviation, corporate and light freight aircraft customers. Summarized financial information by business segment for fiscal years 1997 and 1996 is as follows:

                                                                    Nine months
                                                    Year ended        ended
                                                   June 30, 1997   June 30, 1996
                                                   -------------   -------------
 Net revenues:
          Overhaul and service                     $ 8,096,000      $ 3,395,000
          Ground handling and services               1,070,000          486,000
          FBO and airport management                   552,000               --
          Corporate                                         --               --
                                                   -----------      -----------
          Total                                    $ 9,718,000      $ 3,881,000
                                                   ===========      ===========

 Operating income (loss):
          Overhaul and service                     $   258,000      $   294,000
          Ground handling and services                 151,000          (14,000)
          FBO and airport management                   (80,000)              --
          Corporate                                   (482,000)        (143,000)
                                                   -----------      -----------
          Total                                    $  (153,000)     $   137,000
                                                   ===========      ===========

 Total assets:
          Overhaul and service                     $ 4,006,000      $ 3,901,000
          Ground handling and services                 463,000          165,000
          FBO and airport management                   100,000               --
          Corporate                                    542,000          458,000
                                                   -----------      -----------
          Total                                    $ 5,111,000      $ 4,524,000
                                                   ===========      ===========

 Depreciation and amortization:
          Overhaul and service                     $   401,000      $   140,000
          Ground handling and services                  11,000           14,000
          FBO and airport management                        --               --
          Corporate                                      1,000               --
                                                   -----------      -----------
          Total                                    $   413,000      $   154,000
                                                   ===========      ===========

 Capital expenditures (including capital leases):
          Overhaul and service                     $   336,000      $    12,000
          Ground handling and services                 105,000               --
          FBO and airport management                    40,000               --
          Corporate                                     13,000               --
                                                   -----------      -----------
          Total                                    $   494,000      $    12,000
                                                   ===========      ===========

         There were no significant intersegment sales or transfers for either period. Operating income by business

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


segment excludes interest and other miscellaneous income and interest expense. Corporate assets consist primarily of cash and cash equivalents and prepaid expenses.


NOTE R - SUBSEQUENT EVENTS

         Acquisition of Casper Air Service

         Concurrent with the IPO in August 1997, the Company acquired all of the outstanding common stock of Casper Air Service, a Wyoming corporation for cash of $1,167,000 and the issuance of 153,565 shares of common stock valued at approximately $883,000. The acquisition will be accounted for using the purchase method and the purchase price will be allocated to the net assets acquired based on their estimated fair values. A final determination of the required purchase accounting adjustments and the fair values of the assets and liabilities acquired or assumed has not yet been made. Accordingly, the purchase adjustments made in connection with the preparation of the unaudited pro forma financial information below reflects the Company's best estimate using currently available information.

         Supplemental Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma summary presents the consolidated results of operations for the year ended June 30, 1997 as if the CAS acquisition had occurred as of the beginning of the Company's fiscal year (July 1, 1996). The summarized information does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

         Revenues                                          $17,896,000
         Net income (loss)                                   $(187,000)
         Net income (loss) per common share                     $(0.10)

         Adjustments made in arriving at pro forma unaudited results of operations included adjustment related to discontinued charter operations, additional depreciation expense, amortization of goodwill and related tax adjustments.

         Stock Warrants

         The Company issued 1,150,000 common stock purchase warrants in connection with its IPO in August 1997. These warrants entitle the holders to purchase, anytime after two years from the effective date of the offering, one share of common stock for $6.90. The warrants expire five years from the effective date of the IPO and are redeemable at a price of $0.10 per Warrant, with consent of the underwriter, upon 30 days written notice, provided that the average closing bid quotations or sales prices of the common stock equal or exceed $9.49 for 20 consecutive trading days ending on the tenth day prior to the date on which the Company gives notice of redemption.

         The Company also sold 100,000 warrants (the "Underwriter's Warrants") to the Underwriters of its public offering, for $0.001 per warrant. Each warrant entitles the holder to purchase a share of common stock at $9.49 and also to receive an Underlying Warrant whose term is identical to the warrants described above except that the exercise price is $11.38. The Underwriter's Warrants are exercisable for four years beginning one year after the effective date of the IPO.

         Conversion of Convertible Note Payable

         In August 1997, the Louisiana Economic Development Corporation ("LEDC") exercised their conversion rights under the convertible note discussed in Note H. In connection therewith, the Company issued 82,153 shares of common

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and June 30,1996


stock to the LEDC.

         Financing

         On July 9, 1997 the Company borrowed an additional $144,000 from Jerry Webb (See Note H) to fund IPO costs and for general working capital purposes and agreed to repay Mr. Webb $150,000 on August 1, 1997. The maturity date of the note was extended and this note, together with the existing note to Mr. Webb for $283,000 at June 30, 1997, was repaid in late August 1997. The notes restricted the prepayment of the principal. Mr. Webb allowed the notes to be prepaid in exchange for issuance of 3,000 shares of common stock.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  October 2, 1997.

                                   AVIATION GROUP, INC.



                                   By:  /s/ LEE SANDERS
                                        ---------------------------------------
                                        Lee Sanders, Chairman of the Board and
                                        Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         SIGNATURE                            TITLE                             DATE
         ---------                            -----                             ----
/s/ Lee Sanders                    Chairman of the Board and Chief         October 2, 1997
-------------------------------    Executive Officer
Lee Sanders


/s/ Richard L. Morgan              Director                                October 2, 1997
-------------------------------
Richard L. Morgan


/s/ Bradley T. Peterson            Chief Accounting Officer                October 2, 1997
-------------------------------
Bradley Peterson


/s/ Charles Weed                   Director                                October 2, 1997
-------------------------------
Charles Weed


/s/ Gordon Whitener                Director                                October 2, 1997
-------------------------------
Gordon Whitener


/s/ Robert A. Schneider            Director                                October 2, 1997
-------------------------------
Robert A. Schneider

                               INDEX TO EXHIBITS
                               -----------------

      Exhibit      Description
      -------      -----------
         2.1        Stock Purchase Agreement dated April 18, 1997 by and among the Company, Casper Air Service and all of the stockholders of Casper Air Service (exhibits and schedules not included but will be provided supplementally to the Commission upon request)*

         3.1 Articles of Incorporation of the Company filed with the Texas Secretary of State, as amended*

         3.2        Amended and Restated Bylaws of the Company*

         4.1        Articles of Incorporation of the Company (filed as Exhibit
                    3.1)*

         4.2        Form of Certificate representing Common Stock*

         4.3        Form of Warrant Agreement*

         4.4        Form of Warrant  Certificate  (attached as Exhibit A to
                    Form of Warrant  Agreement filed as Exhibit 4.3)*

         4.5        Form of 10% Convertible Note of the Company maturing March
                    1, 2001*

        4.6         Warrant  Agreement  dated as of June 30, 1996  between
                    Company  and Richard L.  Morgan, together with Warrant
                    Certificate*

        4.7         Warrant Agreement dated March 1, 1996 between Company and
                    RAS Securities Corp., together with form of warrant certificate*

        4.8         Form of Representative's Warrant Agreement by and between
                    Company and Duke & Co., Inc.*

       10.1         Aviation Group, Inc. 1997 Stock Option Plan*

       10.2         First Amended and Restated Employment Agreement between
                    Company and Lee Sanders*

       10.3 Employment Agreement dated March 1, 1996, by and between the Company and Paul Lubomirski*

       10.4 Consulting Agreement dated March 1, 1996, by and between the Company and Charles E. Weed*

       10.5         Employment Agreement dated February 1, 1997, between the
                    Company and Tony Ramsaroop*

       10.6         Services Agreement dated June 10, 1994, by and between
                    Pride and United Air Lines, Inc., as extended by letter dated February 7, 1997*

       10.7 Lease Agreement dated September 18, 1996, effective as of August 1, 1996, by and between Redbird Development, Inc., a Texas corporation, and Tri-Star Aircraft Services,
                    Inc.*

       10.8         Lease and Operating  Agreement  between Pride  Aviation,
                    Inc. and Iberia Parish Airport Authority, dated December
                    28, 1994, relating to Hangar No. 88-C*

       10.9         Lease  and  Operating  Agreement  between  Iberia  Parish
                    Airport  Authority  and Pride Aviation,  Inc.,  dated  July
                    23, 1991, relating to Hangar No. 88, as amended by that certain Agreement dated December 10, 1992*

       10.10        Lease and Operating Agreement dated October 2, 1991*

       10.11        Revolving Credit Note dated September 30, 1995 from The
                    Sanders Companies, Inc. payable to the order of Equitable
                    Bank (now Compass Bank) in the amount of $250,000, and SBA
                    Loan Agreement, dated August 22, 1994, by and between The
                    Sanders Companies, Inc. and Equitable Bank (now Compass
                    Bank) relating to a revolving line of credit loan*

       10.12        Amended  and  Restated  Promissory  Note dated March 1,
                    1996 in the original principal amount of $407,689.77 executed by Pride in favor of Louisiana Economic
                    Development Corporation ("LEDC")*

       10.13 Pledge Agreement dated March 1, 1996 from the Company in favor of LEDC*

       10.14 Exchange Agreement dated March 1, 1996 between the Company and LEDC*

       10.15        Form of 10% Convertible Note (included as Exhibit 4.5)*

       10.16 Form of Pledge Agreement from the Company in favor of holders of 10% Convertible Notes*

       10.17 Stock Purchase Agreement dated February 21, 1996, by and among the Company, Pride, Sunbelt Business Capital
                    Incorporated ("Sunbelt"), Sunbelt Business Capital L.L.C., and all the stockholders of Pride and Sunbelt (exhibits and schedules not included but will be provided supplementally to the Commission upon request)*

       10.18        Employment Agreement between Company and John Arcari*

       10.19        First Amendment to Consulting Agreement between Company and
                    Charles Weed*

       10.20 Second Amended and Restated Note dated May 13, 1997 made by Pride payable to Jerry R. Webb in the original principal amount of $282,925.47*

       10.21        Agency Agreement dated January 19, 1996 between Company and
                    RAS Securities Corp.*

       10.22        Letter agreement dated May 9, 1997 between Company and RAS
                    Securities Corp.  terminating part of Agency Agreement*

       10.23        First Amendment to Employment  Agreement  between the
                    Company and Paul Lubomirski  dated August 18, 1997

       10.24        First Amendment to First Amended and Restated  Employment
                    Agreement between the Company and Lee Sanders dated August
                    18, 1997

       10.25        First  Amendment to Employment  Agreement  between the
                    Company and Tony Ramsaroop  dated August 18, 1997

       10.26        Employment Agreement dated September 29, 1997 between the
                    Company and Stuart A. Walker

       10.27 Agreement between The Boeing Company and the Company dated as of September 15, 1997

       10.28        Temporary  Use License  Agreement  dated  September __,
                    1997 between the Company and the Oregon Public Employees'
                    Retirement Fund

       11.1         Statement regarding computation of income (loss) per Common
                    Share

       21.1         List of Subsidiaries of the Company

       27.1         Financial Data Schedule

       99.1 Forms of Lock-Up Agreements executed by certain of the Company's securityholders*

--------------------------
* Incorporated herein by reference to the Form SB-2 Registration Statement of the Company (File No. 333-22727).