Form 10QSB
period 1997-09-30
AVIATION GROUP INC
filed 1997-11-14
CIK 355906

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

 For the transition period from ____________ to ____________

 Commission file number: 0-10124
                         -------


                             AVIATION GROUP, INC.
      (Exact name of Small Business Issuer  as specified in its charter)


              TEXAS                               75-2631373
   (State or Other Jurisdiction of             (I.R.S. Employer
   Incorporation or Organization)             Identification No.)


                            700 NORTH PEARL STREET
                                  SUITE 2170
                             DALLAS, TEXAS  75201
                   (Address of Principal Executive Offices)

                                 214/922-8100
                          (Issuer's Telephone Number)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No    X
   -----       -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,029,446 shares of Common Stock were outstanding as of October 15, 1997.

Transitional Small Business Disclosure Format (check one):


Yes        No    X
   -----       -----

                        PART I - FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     September 30,    June 30,
                                                          1997          1997
                                                     --------------  -----------
  ASSETS
Current Assets
  Cash and cash equivalents                            $ 2,934,000   $  188,000
  Accounts receivable, net                               1,547,000      796,000
  Inventory                                                915,000      240,000
  Deferred income taxes                                    288,000       40,000
  Prepaid expenses and other                               371,000      710,000
                                                       -----------   ----------
     Total Current Assets                                6,055,000    1,974,000
                                                       -----------   ----------

Property and equipment                                   5,741,000    2,903,000
Less: accumulated depreciation                            (731,000)    (583,000)
                                                       -----------   ----------
                                                         5,010,000    2,320,000
                                                       -----------   ----------

Goodwill, net                                            1,455,000      752,000
Other                                                      124,000       65,000
                                                       -----------   ----------
                                                         1,579,000      817,000
                                                       -----------   ----------
Total Assets                                           $12,644,000   $5,111,000
                                                       ===========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term obligations          $   629,000   $  502,000
  Bridge notes                                                  --      436,000
  Other short-term borrowings                              450,000      256,000
  Accounts payable                                       1,232,000      769,000
  Accrued interest                                          35,000       24,000
  Income tax payable                                        20,000       20,000
  Accrued liabilities                                      778,000      483,000
                                                       -----------   ----------
     Total Current Liabilities                           3,144,000    2,490,000
                                                       -----------   ----------

Long-Term Liabilities
  Long-term debt, net of current maturities              1,705,000    1,211,000
  Capitalized leases, net of current maturities             66,000       66,000
  Loan from shareholder                                     15,000       15,000
  Deferred income taxes                                    571,000      100,000
                                                       -----------   ----------
     Total Long-Term Liabilities                         2,357,000    1,392,000
                                                       -----------   ----------

Total Liabilities                                        5,501,000    3,882,000
                                                       -----------   ----------

Commitments and Contingencies

Shareholders' Equity
  Preferred Stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                        --           --
  Common Stock, $.01 per value, 10,000,000 shares
     authorized, 3,029,446 and 1,600,250 shares
     issued and outstanding                                 30,000       16,000
  Additional paid-in capital                             8,473,000    1,951,000
  Retained earnings (deficit)                           (1,360,000)    (738,000)
                                                       -----------   ----------
     Total Shareholders' Equity                          7,143,000    1,229,000
                                                       -----------   ----------

Total Liabilities and Shareholders' Equity             $12,644,000   $5,111,000
                                                       ===========   ==========

        The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended
                                                                 September 30,
                                                              1997         1996
                                                           ----------   ----------

Revenue                                                    $3,116,000   $1,310,000

Cost of Revenue                                             2,609,000    1,055,000
                                                           ----------   ----------

 Gross Profit                                                 507,000      255,000
                                                           ----------   ----------

General and Administrative Expenses                         1,125,000      579,000
Depreciation and Amortization                                 139,000      135,000
                                                           ----------   ----------
                                                            1,264,000      714,000
                                                           ----------   ----------

 Income (Loss) From Operations                               (757,000)    (459,000)
                                                           ----------   ----------

Other Income (Expenses)
 Interest Income                                               20,000           --
 Interest Expense                                            (164,000)     (38,000)
                                                           ----------   ----------
                                                             (144,000)     (38,000)
                                                           ----------   ----------

Income (Loss) Before Provision for Income Taxes              (901,000)    (497,000)

Provision (Benefit) for Income Taxes                         (279,000)    (168,000)
                                                           ----------   ----------

Net Income (Loss)                                          $ (622,000)  $ (329,000)
                                                           ==========   ==========

Earnings (loss) per common and
common equivalent share                                    $    (0.27)  $    (0.18)
                                                           ==========   ==========

Weighted average common and
common equivalent shares outstanding (Note D)               2,278,286    1,812,859
                                                           ==========   ==========




        The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        For the Three Months Ended September 30,
                                                                       ------------------------------------------
                                                                               1997                  1996
                                                                       ---------------------  -------------------

Cash Flows From Operating Activities:
Net Income (Loss)                                                               $  (622,000)           $(329,000)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided (Used) by Operating Activities:
 Depreciation and amortization                                                      139,000              131,000
 Deferred income taxes                                                             (257,000)            (205,000)
 (Increase) decrease in accounts receivable                                        (126,000)             174,000
 (Increase) decrease in inventories                                                 (13,000)             (16,000)
 (Increase) decrease in prepaids and other current assets                           (51,000)             (42,000)
 Increase(decrease)in accounts payable                                              187,000              215,000
 Increase (decrease) in interest payable                                             11,000              (24,000)
 Increase (decrease) in accrued liabilities                                          53,000               27,000
 Other                                                                              (40,000)             (98,000)
                                                                                -----------            ---------
 Total Adjustments                                                                  (97,000)             162,000
                                                                                -----------            ---------
Net Cash Provided (Used) by Operating Activities                                   (719,000)            (167,000)
                                                                                -----------            ---------

Cash Flows From Investing Activities:
 Cash paid in acquisition of Casper Air Service,
  net of cash acquired                                                           (1,145,000)                  --
 Payments for property and equipment additions                                     (149,000)            (152,000)
                                                                                -----------            ---------
Net Cash Used by Investing Activities                                            (1,294,000)            (152,000)
                                                                                -----------            ---------

Cash Flows From Financing Activities:
 Repayments of short-term borrowings, net                                          (163,000)             (30,000)
 Repayment of Bridge Notes                                                         (500,000)                  --
 Principal payments on long-term debt                                              (246,000)             (10,000)
 Proceeds from issuance of common stock                                           5,668,000                   --
                                                                                -----------            ---------

Net Cash Provided (Used)  by Financing Activities                                 4,759,000              (40,000)
                                                                                -----------            ---------

Net Increase (Decrease) in Cash and Cash Equivalents                              2,746,000             (359,000)
Cash and Cash Equivalents at Beginning of Period                                    188,000              457,000
                                                                                -----------            ---------
Cash and Cash Equivalents at End of Period                                      $ 2,934,000            $  98,000
                                                                                ===========            =========

Supplemental Disclosure of Cash Paid for Interest and Income Taxes:
 Cash paid for interest                                                         $    89,000            $  62,000
 Cash paid for income taxes                                                              --                   --

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
 Issuance of common stock in connection with
  the acquisition of Casper Air Service.                                        $   883,000            $      --
 Conversion of LEDC note to Common Stock                                            370,000                   --




        The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

        In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for warranty claims and bad debts and the length of assets' useful lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

NOTE B - INITIAL PUBLIC OFFERING

        On August 19, 1997, the Company closed an initial public offering of its Common Stock and Redeemable Common Stock Purchase Warrants. The Company sold through its underwriter 1,150,000 shares of Common Stock and 1,150,000 Common Stock Purchase Warrants, which resulted in net proceeds of $5,283,000, net of approximately $1,444,000 of associated underwriting discounts and offering expenses. The proceeds were used to repay the 10% Bridge Notes of $500,000, fund the cash portion of the CAS acquisition of $1,167,000, and to repay approximately $700,000 of bank and other indebtedness.

NOTE C - ACQUISITION OF CASPER AIR SERVICE

        Concurrent with the initial public offering in August 1997 (the "IPO"), the Company acquired all of the outstanding common stock of Casper Air Service, a full-service Fixed Base Operation ("FBO") in Casper, Wyoming. The purchase price of $2,519,000 included $1,167,000 in cash compensation, 153,565 shares of Common Stock valued at approximately $883,000 and transaction costs. The acquisition was accounted for using the purchase method and the purchase price has been allocated to the net assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired (including tax attributes) has been recorded as goodwill and is being amortized using the straight-line method over 20 years.

        Casper Air Service ("CAS") is located at the Natrona County International Airport in Casper, Wyoming and has been in business continuously since 1946. CAS offers aircraft line services, aircraft repair and maintenance, parts distribution and aircraft sales.


NOTE D - EARNINGS (LOSS) PER COMMON SHARE

        Earnings (loss) per common and common equivalent share ("EPS") is computed based on the weighted average number of common shares outstanding and gives effect to certain adjustments described below. During the fiscal period ended June 30, 1997, the Company issued common stock warrants with issuance and exercise prices below that of the price of the Company's IPO common stock offering. Pursuant to Securities and Exchange Commission requirements, the dilutive effect of these securities has been included in the EPS calculation as if they were outstanding as of the beginning of the period with the dilutive effect measured using the treasury stock method. As a result, for the three months ended September 30, 1996, the EPS calculation reflects an increase in common equivalent shares for the assumed exercise of the warrants. No adjustment was made for the assumed exercise of the warrants for the three months ended September 30, 1997 since the effect would be antidilutive. Also, no adjustment was made for the assumed conversion of the Company's convertible debt

                     AVIATION GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997
                                  (Unaudited)

for either period presented since the effect would be antidilutive.

NOTE E - NEW PRONOUNCEMENTS

        In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into, or resulted in the issuance of common stock that then shared in the earnings of the entity.
For the periods ended September 30, 1997 and 1996, the basic and diluted EPS amounts calculated assuming adoption of this statement would be the same as the amounts presented on the consolidated statement of operations.


        In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 130, Reporting Comprehensive Income ("FAS 130"), and Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), which are effective for fiscal years beginning after December 15, 1997. Effective July 1, 1998, the Company will adopt FAS 130 and FAS 131.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                             RESULTS OF OPERATIONS

GENERAL

     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements, including those described below. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The Company, through its three operating divisions, offers a range of services to the aviation industry. The Company ultimately plans to capture a larger market share of the services being outsourced by the airline and corporate aircraft industry, including but not limited to, airline and corporate aircraft painting, corrosion cleaning, ground handling services, light catering, fueling, airport security and passenger service. The Company plans to grow through mergers, acquisitions and internal growth.

RESULTS OF OPERATIONS

     The following table sets forth a summary, for the period indicated, of the revenues and gross profits for each of the Company's major operating divisions, as well as selected other financial statement data:

                                                          For the Three Months Ended September 30,
                                            ---------------------------------------------------------------------
                                                           1997                               1996
                                            ----------------------------------  ---------------------------------
                                                            % of Total                               % of Total
Revenues                                        Dollars      Revenues                Dollars          Revenues
--------                                        -------      ---------               -------         ----------
Overhaul Services                              $1,308,000       42.0%              $  986,000           75.3%
Ground Services                                   359,000       11.5                  199,000           15.2
FBO and Airport Management                      1,449,000       46.5                  125,000            9.5
                                               ----------      -----               ----------          -----
Total Revenues                                 $3,116,000      100.0%              $1,310,000          100.0%
                                               ==========      =====               ==========          =====

                                                               % of                                     % of
                                                             Division                                 Division
Gross Profit                                    Dollars      Revenues                Dollars          Revenues
------------                                    -------      ---------               -------         ----------
Overhaul Services                              $  198,000       15.1%              $  175,000           17.7%
Ground Services                                    73,000       20.3                   76,000           38.2
FBO and Airport Management                        236,000       16.3                    4,000            3.2
                                               ----------                          ----------
Total Gross Profit                             $  507,000       16.3%              $  255,000           19.5%
                                               ==========                          ==========


                                                            % of Total                               % of Total
Other Data                                      Dollars      Revenues                Dollars          Revenues
----------                                      -------      ---------               -------         ----------
General and Administrative                     $1,125,000        36.1%             $ 579,000            44.2%
Depreciation and Amortization                     139,000         4.5                135,000            10.3
Interest Expense and Other                        144,000         4.6                 38,000             2.9
Income (Loss) before Income Taxes                (901,000)      (28.9)              (497,000)          (37.9)
Provision(Benefit) for Income Taxes              (279,000)       (9.0)              (168,000)          (12.8)
                                               ----------                          ---------
Net Income (Loss)                              $ (622,000)      (20.0%)            $(329,000)          (25.1%)
                                               ==========                          =========

Overhaul & Service Division
---------------------------

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

Ground Handling & Service Division
----------------------------------

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

FBO Operations & Airport Management
-----------------------------------

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

Aviation Group - Corporate Overhead
-----------------------------------

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     The Company's net revenue increased by $1,806,000, or 138%, for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The Company's gross profit increased by $252,000, or 99%, for the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

     Revenues associated with the Overhaul Services Division increased by $322,000, or 33%, due primarily to increased activity at the Company's Pride Aviation painting facility in New Iberia, Louisiana. Gross profit from the Company's Overhaul Services Division increased $23,000 or 13% due to the increase in revenues at Pride Aviation. Gross profits as a percent of overhaul services revenue fell from 17.7% to 15.1% due primarily to changes in the United Airlines paint specifications, changes in labor rates and allocations at Pride Aviation, as well as costs related to the acquisition of a contract to paint aircraft for the Boeing Company.

     Revenues from the Company's Ground Services division increased $160,000 or 80% due primarily to the expansion during fiscal 1997 into new stations at Kansas City, Los Angeles International Airport and Oakland International Airport. Gross profit from the Ground Services division decreased $3,000 or 4% as compared to the same period in the prior year. This decline is due to the investment in personnel and resources needed to initiate new services at the new airport locations listed above, as well as costs related to the establishment of services at Fort Lauderdale International Airport, which entered service in September 1997. Gross profit as a percent of revenue fell from 38.2% to 20.3% due to the previously mentioned factors.

     Revenues from the Company's FBO and Airport Management division increased $1,324,000 or 1,059% due to the acquisition of Casper Air Service in August 1997. Gross profit related to the FBO division increased $232,000, or 5,800%, due also to the acquisition of Casper Air Service. Gross profit as a percent of revenues increased to 16.3% from 3.2%. Gross profit contributed by Casper Air Service totaled $217,000 from the date of acquisition through September 30, 1997.

     The Company's General and Administrative expenses increased $546,000 or 94% over the three months ended September 30, 1996 due to several factors. Corporate overhead accounted for $207,000 of the increase. These increases relate primarily to additions in management infrastructure, higher legal and accounting costs of operating a publicly-traded company and additional costs of managing the Company's growth. The addition of Casper Air Service in August 1997 increased general and administrative expenses by $130,000 in the quarter ended September 30, 1997.

     The Company's interest expense increased $106,000, or 279% due principally to $64,000 of interest expense accreted to the Bridge Notes as a result of the common stock payable to the Bridge Note holders upon completion of the initial public offering. The remaining increase relates to the assumption of certain debt in the acquisition of Casper Air Service as well as higher rates of borrowings in the first quarter of fiscal 1998 when compared to fiscal 1997.

FINANCIAL CONDITION AND LIQUIDITY

     The Company financed its operations and capital expenditures from a combination of cash generated from operations, bank loans, leases and invested capital.

     In February 1997, the Company completed a private offering of $500,000 of its 10% Bridge Notes. The proceeds of this offering were used to fund the costs of the Company's initial public offering("IPO") and for general working capital and operating purposes. Upon the successful completion of the IPO in August 1997, the terms of these notes required the Company to issue to the holders that number of shares of Common Stock that equals $250,000 divided by the initial public offering price. Accordingly, $250,000 of the proceeds has been allocated to equity and credited to paid in capital and the notes payable were recorded at a discounted amount of $250,000. The discount was amortized to interest expense over the period from the completion of the Bridge Note offering until August 19, 1997, which was the consummation date of the IPO. These notes and the associated interest were repaid following the funding of the IPO.

     The Company realized approximately $5.3 million in net proceeds from the IPO in August 1997. The proceeds have been used to repay the 10% Bridge Notes of $500,000, fund the cash portion of the CAS acquisition of $1,167,000, and to repay approximately $700,000 of bank and other indebtedness. Additionally, these proceeds have been and will be used in the future to fund expenditures including, but not limited to, capital expenditures for existing operations, facilities improvements, acquisition of other aviation services companies and general working capital for operations and other corporate purposes. The Company's capital structure has improved significantly as a result of completing the IPO.

     As part of its growth strategy, the Company intends to pursue acquisitions of related aviation businesses. Management believes financing for such acquisitions will be provided from operations, bank financing and through additional security offerings.

     The Company, through its subsidiary Pride Aviation, Inc., has entered into a letter of intent with the Iberia Parish Airport Authority to enter into a long term lease for the proposed wide body aircraft painting hangar to be constructed in New Iberia, Louisiana. Prior to funding the construction of the hangar, Pride Aviation, Inc. will execute a lease wherein the monthly payments will not exceed $35,000. Pride Aviation will also issue a standby letter of credit for $1,000,000, which will be reduced annually based upon the amortization of the debt underlying the facility.

     In September 1997, the Company was awarded a contract to provide painting services to the Boeing Company. Phase 1 of the contract provides for seven Boeing 777's to be painted in the Company's Portland painting facility from November 1997 to January 1998. Phases 2 and 3 for 32 additional wide-body aircraft may be exercised at Boeing's discretion after the completion of Phase 1.

     The Company believes that funds available under its existing credit facilities, together with cash generated from operations and proceeds from the IPO will be adequate for its anticipated cash needs. Management expects that the proceeds from the IPO will allow it to experience accelerated growth both internally and through well-planned acquisitions of aviation services companies.

                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS

     The Company is not involved in any material pending legal proceeding other than ordinary routine litigation considered to be incidental to its business.

                        ITEM 2. CHANGES IN SECURITIES.
     (a)  Not Applicable
     (b)  Not Applicable
     (c) For the quarter ended September 30, 1997, the Company issued the following unregistered securities:

          1) In February 1997, the Company completed a private offering of $500,000 in aggregate principal amount of its 10% Bridge Notes. The total offering price was $500,000. The placement agents, RAS Securities Corp. and First London Securities Corporation, received total sales commissions of $50,000. Because the Company successfully completed the IPO by September 30, 1997, the terms of the Bridge Notes required the Company to repay in full the Bridge Notes within five days after the funding of the IPO and to issue, as additional compensation to the holders of the Bridge Notes, that number of shares of Common Stock which equals $250,000 divided by the initial public offering price per share for the Common Stock. Accordingly, the Company issued 43,478 shares of Common Stock to the holders of the Bridge Notes in connection with the full payment of the Bridge Notes in August 1997. The Bridge Notes were sold by the Company in reliance upon the exemption from registration provided by Rules 505 and 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The shares of Common Stock were issued to the holders of the Bridge Notes in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

          2) Effective April 18, 1997, the Company entered into an agreement to acquire all of the outstanding stock of Casper Air Service, a Wyoming corporation ("CAS"). The Company consummated this transaction concurrently with the closing of its IPO, at which time the Company issued to two of CAS's shareholders 153,565 shares of Common Stock. The sale by the Company of its shares of Common Stock to the two shareholders of CAS was made in reliance on the exemption from registration under the Securities Act provided by Section 4(2) thereof. The recipients receiving Common Stock received adequate written disclosures regarding the Company and were represented by legal counsel as part of an arms length, negotiated acquisition. The recipients were an individual and a trust, for whom the same individual served as trustee. The individual is sophisticated and knowledgeable in investment and business matters in general.

          3) On August 13, 1997, the Louisiana Economic Development Corporation ("LEDC") exercised its right to convert its outstanding note plus accrued interest in the amount of $369,689 to Common Stock. The Company subsequently issued 82,153 shares to the LEDC. The Common Stock was issued to LEDC in reliance of exemption from registration provided by Section 4(2) of the Securities Act.

          4) During the quarter ended September 30, 1997, the Company issued options to purchase up to 107,000 shares of Common Stock under the Company's 1997 Stock Option Plan. These options were issued at various times to 3 directors and 3 executive officers of the Company in consideration for services rendered to the Company. The Company relied on the exemption from registration under the Securities Act provided by Section 4(2) thereof in issuing these options. The issue date, expiration date, number of shares of Common Stock purchasable and other terms of exercise of these options are set forth below:

                                                     No. of Shares of
                                                       Common Stock      Exercise Price      Vesting
                   Issue Date      Expiration Date      Purchasable         Per Share        Schedule
                   ----------      ---------------   ----------------    --------------      --------
                     8/25/97            8/24/04            50,000             $9.00        20% per year
                     8/25/97            8/24/04            30,000              9.00         immediate
                     8/28/97            8/27/04            10,000              9.00        20% per year
                     9/29/97            9/28/04            15,000              8.25        20% per year
                     9/29/97            9/28/99             2,000              8.25         immediate

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits.

     The following documents are included as exhibits to this Form 10-QSB and are filed herewith unless otherwise indicated.

   Exhibit  Description
   -------  -----------

     11.1   Statement regarding computation of per share earnings

     27.1   Financial Data Schedule

(b)  Reports on Form 8-K

     The Company has filed a Form 8-K Current Report dated September 3, 1997 in which it reported (i) the resignation of Arsement, Redd & Morella, LLC as its principal independent accountants, and the appointment of Price Waterhouse LLP as the Company's new principal independent accountants, and (ii) the consummation of the acquisition of CAS as of August 19, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  November 14, 1997.

                                        AVIATION GROUP, INC.



                                        By:   /s/ Lee Sanders
                                           -------------------------------------
                                           Lee Sanders, Chairman of the Board
                                           and Chief Executive Officer