Form 10QSB
period 1997-12-31
AVIATION GROUP INC
filed 1998-02-12
CIK 355906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

     For  the transition period from ____________ to ____________

     Commission file number : 0-10124
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

3,098,799 shares of Common Stock were outstanding as of February 1, 1998.

Transitional Small Business Disclosure Format (check one):

 Yes        No   X
     -----     -----

                                          PART I - FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS.

                                       AVIATION GROUP, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                                                             December 31,             June 30,
                                                                                 1997                   1997
ASSETS
Current Assets
     Cash and cash equivalents                                             $   2,090,000          $     188,000
     Accounts receivable, net                                                  2,456,000                796,000
     Inventory                                                                   863,000                240,000
     Deferred income taxes                                                       252,000                 40,000
     Prepaid expenses and other                                                  444,000                710,000
                                                                           -------------          -------------
         Total Current Assets                                                  6,105,000              1,974,000
                                                                           -------------          -------------

Property and equipment                                                         5,386,000              2,903,000
Less: accumulated depreciation                                                  (873,000)              (583,000)
                                                                           -------------          -------------
                                                                               4,513,000              2,320,000
                                                                           -------------          -------------

Goodwill, net                                                                  1,436,000                752,000
Other                                                                            237,000                 65,000
                                                                           -------------          -------------
                                                                               1,673,000                817,000
                                                                           -------------          -------------
Total Assets                                                               $  12,291,000          $   5,111,000
                                                                           =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                           $     959,000          $     502,000
     Bridge notes                                                                     --                436,000
     Other short-term borrowings                                                 280,000                256,000
     Accounts payable                                                            883,000                769,000
     Accrued rent                                                                300,000                    --
     Accrued liabilities                                                         948,000                527,000
                                                                           -------------          -------------
         Total Current Liabilities                                             3,370,000              2,490,000
                                                                           -------------          -------------

Long-Term Liabilities
     Long-term debt, net of current maturities                                 1,237,000              1,292,000
     Deferred income taxes                                                       571,000                100,000
                                                                           -------------          -------------
         Total Long-Term Liabilities                                           1,808,000              1,392,000
                                                                           -------------          -------------

Total Liabilities                                                              5,178,000              3,882,000
                                                                           -------------          -------------

Commitments and Contingencies

Shareholders' Equity
     Preferred Stock, $.01 par value, 5,000,000
         shares authorized, none outstanding                                         --                     --
     Common Stock, $.01 per value, 10,000,000 shares
         authorized, 3,098,799 and 1,600,250 shares
         issued and outstanding                                                   31,000                 16,000
     Additional paid-in capital                                                8,379,000              1,951,000
     Retained earnings (deficit)                                              (1,297,000)              (738,000)
                                                                           -------------          -------------

         Total Shareholders' Equity                                            7,113,000              1,229,000
                                                                           -------------          -------------

Total Liabilities and Shareholders' Equity                                 $  12,291,000          $   5,111,000
                                                                           =============          =============

           The  accompanying  notes are an integral  part of these statements.

                                      -1-


                                       AVIATION GROUP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                     Three Months Ended                 Six Months Ended
                                                        December 31,                      December 31,
                                                        ------------                      ------------
                                                     1997            1996              1997            1996
                                                     ----            ----              ----            ----

Revenue                                          $  6,106,000   $ 2,917,000        $  9,222,000   $  4,227,000

Cost of Revenue                                     4,231,000     1,941,000           6,839,000      2,996,000
                                                 ------------   -----------        ------------   ------------

   Gross Profit                                     1,875,000       976,000           2,383,000      1,231,000
                                                 ------------   -----------        ------------   ------------

General and Administrative Expenses                 1,554,000       741,000           2,680,000      1,319,000
Depreciation and Amortization                         191,000        56,000             330,000        191,000
                                                 ------------   -----------        ------------   ------------
                                                    1,745,000       797,000           3,010,000      1,510,000
                                                 ------------   -----------        ------------   ------------

   Income (Loss) From Operations                      130,000       179,000            (627,000)      (279,000)
                                                 ------------   -----------        ------------   ------------

Other Income (Expenses)
   Other Income(Expense)                               (5,000)        8,000              15,000          8,000
   Interest Expense, net                              (25,000)      (35,000)           (189,000)       (74,000)
                                                 ------------   -----------        ------------   ------------
                                                      (30,000)      (27,000)           (174,000)       (66,000)
                                                 ------------   -----------        ------------   ------------

Income (Loss) Before Provision for Income Taxes       100,000       152,000            (801,000)      (345,000)

Provision (Benefit) for Income Taxes                   37,000        49,000            (242,000)      (119,000)
                                                 ------------   -----------        ------------   ------------

Net Income (Loss)                                $     63,000   $   103,000        $   (559,000)  $   (226,000)
                                                 ============   ===========        ============   ============


Earnings (loss) per common share

       Basic                                     $       0.02   $      0.06        $      (0.19)  $      (0.12)
                                                 ============   ===========        ============   ============

       Diluted                                   $       0.02   $      0.06        $      (0.19)  $      (0.12)
                                                 ============   ===========        ============   ============



Weighted average shares outstanding (Note D)

       Basic                                        3,266,050     1,812,859           2,889,499      1,812,859
                                                 ============   ===========        ============   ============

       Diluted                                      3,469,678     1,812,859           2,889,499      1,812,859
                                                 ============   ===========        ============   ============

         The accompanying notes are an integral part of these statements.



                                       AVIATION GROUP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                      For the Six Months Ended December 31,
                                                                      -------------------------------------
                                                                            1997                1996
                                                                            ----                ----

Cash Flows From Operating Activities:
Net Income (Loss)                                                      $  (559,000)          $(226,000)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided (Used) by Operating Activities:
   Depreciation and amortization                                           330,000             191,000
   Deferred income taxes                                                  (221,000)           (145,000)
   (Increase) decrease in accounts receivable                           (1,035,000)             46,000
   (Increase) decrease in inventories                                       39,000             (30,000)
   (Increase) decrease in prepaids and other current assets               (125,000)             13,000
   Increase(decrease)in accounts payable                                  (198,000)            287,000
   Increase (decrease) in accrued rent                                     300,000                 --
   Increase (decrease) in accrued liabilities                              189,000              37,000
   Other                                                                  (155,000)           (149,000)
                                                                       ------------          ---------
   Total Adjustments                                                      (876,000)            250,000
                                                                       ------------          ---------
Net Cash Provided (Used) by Operating Activities                        (1,435,000)             24,000
                                                                       -----------           ---------

Cash Flows From Investing Activities:
   Cash paid in acquisition of Casper Air Service,
     net of cash acquired                                               (1,145,000)                --
   Proceeds of sale of property and equipment                              748,000                 --
   Payments for property and equipment additions                          (537,000)           (248,000)
                                                                       -----------           ----------
Net Cash Used by Investing Activities                                     (934,000)           (248,000)
                                                                       -----------           ----------

Cash Flows From Financing Activities:
   Repayments of short-term borrowings, net                               (333,000)                --
   Repayment of Bridge Notes                                              (500,000)                --
   Principal payments on long-term debt                                   (469,000)            (20,000)
   Proceeds from exercise of warrants                                        1,000                 --
   Proceeds from issuance of common stock                                5,572,000                 --
                                                                       -----------           --------
Net Cash Provided (Used)  by Financing Activities                        4,271,000             (20,000)
                                                                       -----------           ---------

Net Increase (Decrease) in Cash and Cash Equivalents                     1,902,000            (244,000)
Cash and Cash Equivalents at Beginning of Period                           188,000             457,000
                                                                       -----------           ---------
Cash and Cash Equivalents at End of Period                             $ 2,090,000           $ 213,000
                                                                       ===========           =========

Supplemental Disclosure of Cash Paid for Interest and Income Taxes:
   Cash paid for interest                                              $   156,000           $  45,000
   Cash paid for income taxes                                                  --                  --

Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
   Issuance of common stock in connection with
     the acquisition of Casper Air Service.                            $   883,000           $     --
   Conversion of LEDC note to Common Stock                                 370,000                 --


        The  accompanying notes are an integral part of these statements.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for warranty claims and bad debts and the length of assets' useful lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.


NOTE B - INITIAL PUBLIC OFFERING

     On August 19, 1997, the Company closed an initial public offering (the "IPO") of its Common Stock and Redeemable Common Stock Purchase Warrants. The Company sold through its underwriter 1,150,000 shares of Common Stock and 1,150,000 Common Stock Purchase Warrants, which resulted in net proceeds of $5,189,000, net of approximately $1,539,000 of associated underwriting discounts and offering expenses. The proceeds were used to repay the 10% Bridge Notes of $500,000, to fund the cash portion of the CAS acquisition of $1,167,000, and to repay approximately $700,000 of bank and other indebtedness.


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


NOTE D - EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common and common equivalent share ("EPS") is computed based on the weighted average number of common shares outstanding and gives effect to certain adjustments described below. During the fiscal period ended June 30, 1997, the Company issued common stock warrants with issuance and exercise prices below that of the price of the Company's IPO common stock offering. Pursuant to Securities and Exchange Commission requirements, the dilutive effect of these securities has been included in the Basic EPS calculation as if they were outstanding as of the beginning of the period with the dilutive effect measured using the treasury stock method. As a result, for the three months and six months ended December 31, 1997 and 1996, the Basic EPS calculation reflects an increase in common shares for the assumed exercise of the warrants. No adjustment was made for the assumed conversion of the Company's convertible debt for any period presented since the effect would be antidilutive.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997
                                   (Unaudited)


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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements, including those described below. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


Overhaul Services Division
--------------------------

     Net revenues from the Overhaul Services Division consist primarily of gross revenues from stripping and painting and other aircraft coating services to major passenger and freight airlines and corporate aircraft. The Company also contracts with various heavy maintenance bases throughout the United States to provide corrosion prevention programs and light maintenance for aircraft undergoing heavy maintenance work at these bases. Costs of revenues consist largely of direct and indirect labor, direct material and supplies, insurance and other indirect costs applicable to the completion of each contract. Operating expenses consist of all general and administrative and operating costs not included in costs of sales, including but not limited to facilities rent, indirect labor and other overhaul costs.

     This division of the Company has three locations, Acadiana Regional Airport in New Iberia, Louisiana (Pride), Portland International Airport in Portland, Oregon (Pride Portland) and Redbird Airport in Dallas, Texas (TriStar Paint). During the quarter ended December 31, 1997, all work previously performed at the Company's Redbird facility was transferred to New Iberia.

Ground Services Division
------------------------

     Net revenues from the Ground Services Division consist primarily of gross revenues from a variety of support services including aircraft interior cleaning, exterior washes, lavatory and water services and light catering. Costs of revenues consist largely of direct and indirect labor, direct material and supplies, and other indirect costs. Operating expenses consist of all general and administrative and operating costs not included in costs of sales.

     Airline Services has had operations at Dallas-Fort Worth International Airport since 1990, Dallas Love Field airport since 1986, San Francisco International Airport since 1995 and Gulfport Biloxi Regional Airport since 1994. In 1997, the Company executed new ground service contracts with customers under which it established operations in the Los Angeles International Airport, Oakland Airport, and Kansas City Airport and Fort Lauderdale International Airport. The Company intends to close its stations at San Francisco International Airport, Los Angeles International Airport, and Fort Lauderdale International Airport during the third quarter of fiscal 1998.

FBO & Airport Management Division
---------------------------------

     The Company commenced its Fixed Base Operation ("FBO") operations in July 1996, upon the commencement of business at its initial FBO site located at Redbird Airport in Dallas, Texas. This division generates revenues from the sale of aviation fuel and other services provided to general aviation customers located at the Redbird Airport facility. Costs associated with this activity include primarily fuel, facility rent, and direct labor. The Company initiated these operations at its existing Dallas location with the intent to operate profitably the business, but also to allow it to assemble its financial and managerial resources to begin its acquisition activities in this division. In August 1997, the Company acquired Casper Air Service ("CAS"), which operates a full service FBO in Casper, Wyoming. Activities at CAS include fueling, parts sales, maintenance and repair services for corporate and general aviation aircraft.


Aviation Group - Corporate Overhead
-----------------------------------

     Operating expenses consist of all general and administrative and operating costs to provide management to the Company's divisions, to support expected growth, and to seek acquisition targets, not directly attributable to the divisions' operations.

SEASONALITY AND VARIABILITY OF RESULTS

     The Company's Overhaul Services Division experiences significant seasonality and quarter-to-quarter variability in its stripping and painting operations. The annual operating cycle generally reflects escalating strip and paint revenues in the Company's third and fourth fiscal quarters and slower sales in the Company's first and second fiscal quarters. The Company's painting revenues are adversely affected during the airlines' peak traffic seasons of the summer months and the November and December holidays. Currently, the Overhaul and Service Division generates a significant percentage of the Company's revenue. Management, therefore, is required to plan cash flow accordingly.


RESULTS OF OPERATIONS

     The following tables sets forth a summary, for the periods indicated, of the revenues and gross profits for each of the Company's major operating divisions, as well as selected other financial statement data.

     Revenues. Net revenues for the three month period ended December 31, 1997 increased $3,189,000 or 109% from the three month period ended December 31, 1996. Net revenues for the six month period ended December 31, 1997 increased $4,995,000 or 118% from the six month period ended December 31, 1996. The following tables represent a summary of revenues by division for the periods noted:


                                                         For the Three Months Ended December 31,
                                                         ---------------------------------------
                                                           1997                            1996
                                                           ----                            ----
                                                                  % of Total                     % of Total
Revenues                                           Dollars         Revenues        Dollars        Revenues
--------                                           -------        ----------       -------       ----------
Overhaul Services                             $    3,758,000           61.6%   $   2,562,000         87.8%
Ground Services                                      355,000            5.8          242,000          8.3
FBO and Airport Management                         1,993,000           32.6          113,000          3.9
                                              --------------        -------    -------------       ------
Total Revenues                                $    6,106,000          100.0%   $   2,917,000        100.0%
                                              ==============        =======    =============       ======

                                                        For the Three Months Ended December 31,
                                                         ---------------------------------------
                                                           1997                            1996
                                                           ----                            ----
                                                                  % of Total                     % of Total
Revenues                                           Dollars         Revenues        Dollars        Revenues
--------                                           -------        ----------       -------       ----------


Overhaul Services                             $    5,066,000           54.9%   $   3,547,000         83.9%
Ground Services                                      714,000            7.8          442,000         10.5
FBO and Airport Management                         3,442,000           37.3          238,000          5.6
                                              --------------        -------    -------------       ------
Total Revenues                                $    9,222,000          100.0%   $   4,227,000        100.0%
                                              ==============        =======    =============       ======

     Revenues for the Overhaul Services Division increased $1,196,000 for the three months ended December 31, 1997 and $1,519,000 for the six months ended December 31, 1997 over the comparable period in the prior years. This increase is due primarily to the contract with Boeing Aircraft to paint seven Boeing 777 aircraft, which began in November 1997. Billings during the second quarter of 1997 on the Boeing contract totaled approximately $1,279,000.

     Revenues for the Ground Services Division increased by $113,000 or 47% for the three months ended December 31, 1997 and $272,000 or 62% for the six month period ended December 31, 1997 over the comparable period in the prior year. This increase is related primarily to increased activity at new stations opened during fiscal 1997, which include Kansas City, Los Angeles International Airport and Oakland International Airport. Additionally, a station was established at Fort Lauderdale International Airport during the first quarter of fiscal 1998.

     Revenues for the FBO and Airport Management Division increased by $1,880,000 or 1,664% for the three months ended December 31, 1997 and $3,204,000 or 1,346% for the six months ended December 31, 1997 over the comparable period in the prior year. This increase is due principally to the acquisition of Casper Air Service in August 1997. Casper Air Service contributed $1,846,000 and $3,120,000 to revenues for the three months and six months ended December 31, 1997, respectively.

     Gross Profit. Gross profit for the three month period ended December 31, 1997 increased $899,000 or 92% from the three month period ended December 31, 1996. Gross profit for the six month period ended December 31, 1997 increased $1,152,000 or 94% from the six month period ended December 31, 1996. The following tables represent a summary of gross profit by division for the periods noted:

                                                         For the Three Months Ended December 31,
                                                         ---------------------------------------
                                                           1997                            1996
                                                           ----                            ----
                                                                     % of                           % of
                                                                   Division                       Division
                                                   Dollars         Revenues        Dollars        Revenues
                                                   -------         --------        -------        --------
Overhaul Services                             $    1,350,000           35.9%   $     849,000         33.1%
Ground Services                                       65,000           18.3          128,000         52.9
FBO and Airport Management                           460,000           23.1           (1,000)        (0.1)
                                              --------------                   -------------
Total Gross Profit                            $    1,875,000           30.7%   $     976,000         33.5%
                                              ==============                   =============
                                                          For the Six Months Ended December 31,
                                                          -------------------------------------
                                                           1997                            1996
                                                           ----                            ----
                                                                     % of                           % of
                                                                   Division                       Division
                                                   Dollars         Revenues        Dollars        Revenues
                                                   -------         --------        -------        --------
Overhaul Services                             $    1,548,000           30.6%   $   1,022,000         28.8%
Ground Services                                      138,000           19.3          205,000         46.4
FBO and Airport Management                           697,000           20.2            4,000          1.7
                                              --------------                   -------------
Total Gross Profit                            $    2,383,000           25.8%   $   1,231,000         29.1%

     Gross profit for the Overhaul Services Division increased $501,000 or 59% for the three months ended December 31, 1997 and $526,000 or 51% for the six months ended December 31, 1997 over the comparable period in the prior year. This increase is related primarily to the gross profit obtained on the Boeing contract mentioned earlier.

     Gross profit for the Ground Services Division decreased by $63,000 or 49% for the three months ended December 31, 1997 and $67,000 or 33% for the six months ended December 31, 1997 over the comparable period in the prior year. This decrease is related primarily to the expansion during fiscal 1997 into new stations at Kansas City, Los Angeles International Airport, Oakland International Airport and Fort Lauderdale International Airport during fiscal 1997 and in the first quarter of 1998 and the "start up" losses generated by these new locations. These losses resulted from the investment in personnel and resources needed to initiate and expand new services at the new airport locations listed above.

     Gross profit for the FBO and Airport Management Division increased by $461,000 for the three months ended December 31, 1997 and $693,000 for the six months ended December 31, 1997 over the comparable period in the prior year. This increase is related primarily to acquisition of Casper Air Service in August 1997. Casper Air Service contributed $467,000 and $684,000 to gross profit for the Company during the three months and six months ended December 31, 1997, respectively.

     Other Expenses. The following tables represent a summary of other expenses, and their percentage of gross revenues for the periods noted:


                                                         For the Three Months Ended December 31,
                                                         ---------------------------------------
                                                           1997                            1996
                                                           ----                            ----
                                                                  % of Total                     % of Total
                                                   Dollars         Revenues        Dollars        Revenues
                                                   -------        ----------       -------       ----------
General and Administrative                    $    1,554,000           25.5%   $     741,000         25.4
Depreciation and Amortization                        191,000            3.1           56,000          1.9
Interest Expense and Other                            30,000            0.5           27,000          0.9
Income (Loss) before Income Taxes                    100,000            1.6          152,000          5.2
Provision(Benefit) for Income Taxes                   37,000            0.6           49,000          1.7
                                              --------------                   -------------
Net Income (Loss)                             $       63,000            1.0%   $     103,000          3.5%
                                              ==============                   =============

                                                          For the Six Months Ended December 31,
                                                          -------------------------------------
                                                           1997                            1996
                                                           ----                            ----
                                                                 % of Total                     % of Total
                                                   Dollars         Revenues        Dollars        Revenues
                                                   -------        ----------       -------       ----------

General and Administrative                    $    2,680,000           29.1%   $   1,319,000         31.2%
Depreciation and Amortization                        330,000            3.6          191,000          4.5
Interest Expense and Other                           174,000            1.9           66,000          1.5
Income (Loss) before Income Taxes                   (801,000)          (8.7)        (345,000)        (8.2)
Provision (Benefit) for Income Taxes                (242,000)          (2.6)        (119,000)        (2.8)
                                              --------------                   -------------
Net Income (Loss)                             $     (559,000)          (6.1%)  $    (226,000)        (5.3%)
                                              ===============                  =============


     The Company's general and administrative expenses increased $813,000 or 110% for the three months ended December 31, 1997 and $1,361,000 or 103% for the six months ended December 31, 1997 over the comparable prior year periods. These increases are due to several factors. Corporate overhead accounted for $240,000 of the increase for the three months ended December 31, 1997 and $447,000 of the increase for the six months ended December 31, 1997. These increases relate primarily to additions in management infrastructure, higher legal and accounting costs of operating a publicly traded company and additional costs of managing the Company's growth. The addition of Casper Air Service in August 1997 increased general and administrative expenses by $356,000 in the quarter ended December 31, 1997 and $486,000 for the six months ended December 31, 1997.

     The Company's depreciation and amortization expense increased by $135,000 or 241% for the three months ended December 31, 1997 and $139,000 or 72% for the six months ended December 31, 1997 from the comparable period in the prior year. This increase is related primarily to the acquisition of Casper Air Service and the associated depreciation of fixed assets and amortization of goodwill acquired.

     The Company's interest expense increased $3,000 or 11% for the three months ended December 31, 1997 and $108,000 or 164% for the six months ended December 31, 1997 over the comparable period in the prior year. The increase of the six month period is due principally to $64,000 of interest expense accreted to the Bridge Notes during the first quarter of 1997 as a result of the common stock payable to the Bridge Note holders upon completion of the initial public offering. The remaining increase relates to the assumption of certain debt in the acquisition of Casper Air Service as well as higher borrowing levels in the first quarter of fiscal 1998 when compared to fiscal 1997. Interest expense is presented net of interest income of $24,000 and $43,000 for the three months and six months ended December 31, 1997, respectively.


FINANCIAL CONDITION AND LIQUIDITY

     The Company financed its operations and capital expenditures from a combination of cash generated from operations, bank loans, leases and invested capital.

     In February 1997, the Company completed a private offering of $500,000 of its 10% Bridge Notes. The proceeds of this offering were used to fund the costs of the Company's initial public offering ("IPO") and for general working capital and operating purposes. Upon the successful completion of the IPO in August 1997, the terms of these notes required the Company to issue to the holders that number of shares of Common Stock that equals $250,000 divided by the initial public offering price. Accordingly, $250,000 of the proceeds has been allocated to equity and credited to paid in capital and the notes payable were recorded at a discounted amount of $250,000. The discount was amortized to interest expense over the period from the completion of the Bridge Note offering until August 19, 1997, which was the consummation date of the IPO. These notes and the associated interest were repaid following the funding of the IPO.

     The Company realized approximately $5.2 million in net proceeds from the IPO in August 1997. The proceeds have been used to repay the 10% Bridge Notes of $500,000, to fund the cash portion of the CAS acquisition of $1,167,000, and to repay approximately $700,000 of bank and other indebtedness. Additionally, these proceeds have been and will be used in the future to fund expenditures including, but not limited to, capital expenditures for existing operations, facilities improvements, acquisition of other aviation services companies and general working capital for operations and other corporate purposes. The Company's capital structure has improved significantly as a result of completing the IPO.

     As part of its growth strategy, the Company intends to pursue acquisitions of related aviation businesses. Management believes financing for such acquisitions will be provided from operations, bank financing and through additional security offerings.

     The Company, in conjunction with the growth by acquisition strategy outlined above, incurred corporate general and administrative expenses totaling $333,000 for the three months ended December 31, 1997. These general and administrative expenses relate primarily to the management infrastructure required to seek out and evaluate potential acquisition candidates and manage the anticipated growth of the business. The Company has several acquisition candidates identified at present. While this level of expense is high relative to the current revenues of the Company, management believes that it has created an infrastructure capable of managing the Company's growth in the future without a proportionate growth in administrative expenses.

     The Company, through its subsidiary Pride Aviation, Inc., has entered into a letter of intent with the Iberia Parish Airport Authority to enter into a long term lease for the proposed wide body aircraft painting hangar to be constructed in New Iberia, Louisiana. Prior to funding the construction of the hangar, Pride Aviation, Inc. will execute a lease requiring monthly rent payments not exceeding $35,000 upon completion of the hangar's construction.

     In September 1997, the Company was awarded a contract to provide painting services to the Boeing Company. Phase 1 of the contract provides for seven Boeing 777 aircraft to be painted in the Company's Portland painting facility from November 1997 through February 1998.

     The Company believes that funds available under its existing credit facilities, together with cash generated from operations and proceeds from the IPO will be adequate for its anticipated cash needs. Management expects that the proceeds from the IPO will allow it to experience accelerated growth both internally and through well-planned acquisitions of aviation services companies.

                           PART II - OTHER INFORMATION
                            ITEM 1. LEGAL PROCEEDINGS.

     The Company is not involved in any material pending legal proceeding other than ordinary routine litigation considered to be incidental to its business.


                         ITEM 2. CHANGES IN SECURITIES.

(c) For the quarter ended December 31, 1997, the Company issued a total of 69,353 shares of Common Stock pursuant to the exercise of outstanding warrants in unregistered transactions. These shares were issued in reliance upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereof. The Company received $1.00 per share in cash of 1,000 of the shares. The remaining 68,353 shares were issued, on a cashless basis, in exchange for the exercise and surrender of a total of 76,515 warrants.

(d) The Company completed its initial public offering on August 19, 1997. The offering commenced on August 13, 1997, which was the effective date of the Form SB-2 Registration Statement (File No. 333-22727) for the offering (the "Registration Statement"). The managing underwriter for the offering was Duke & Co., Inc. Pursuant to the Registration Statement, the Company registered (i) the offering and sale of various securities by the Company and (ii) the offering and sale, on a delayed basis under Rule 415, of 1,360,463 shares of Common Stock by selling securityholders. The following table summarizes the number of securities registered, aggregate offering price of the amounts registered, the amounts sold through December 31, 1997 and the aggregate offering price of the amounts sold through December 31, 1997 for the account of the Company:




                                                     Aggregate Offering                     Aggregate Offering
                                        Amount         Price of Amount                        Price of Amount
             Title of Security        Registered         Registered         Amount Sold             Sold
             -----------------        ----------     ------------------     -----------     ------------------

           Common Stock               1,150,000           $ 6,612,500         1,150,000          $6,612,500

           Redeemable Common          1,150,000               115,000         1,150,000             115,000
           Stock Purchase
           Warrants

           Representative's             100,000                   100           100,000                 100
           Warrants

           Underlying Warrants          100,000                16,500                 -                  -

           Common Stock issuable      1,350,000            10,022,250                 -                  -
           upon exercise of
           Warrants
                                                        -------------                          -----------
                         Total:                           $16,766,350                           $6,727,600



         Of the 1,360,463 shares of Common Stock registered for the account of selling securityholders, 74,165 shares of Common Stock have been sold through December 31, 1997 at prevailing market prices. The Company has no information regarding the actual offering proceeds received by each selling securityholder.

     The following table summarizes the amount of expenses incurred by the Company, from the effective date of the Registration Statement to December 31, 1997, in connection with the issuance and distribution of the securities registered.



                                            Direct or indirect payments to directors,
                                            officers, general partners of the Company
                                              or their associates; to persons owning
                                                10% or more of any class of equity
                                                    securities of the Company;            Direct or indirect
                                                and to affiliates of the Company          payments to others
                                            -----------------------------------------     ------------------

         Underwriting Discounts and
         Commissions
                                                                -                                $672,750


         Finders' Fees                                          -                                       -


         Expenses Paid to or for
         Underwriters                                           -                                 201,825


         Other Expenses                                   $75,000                                 589,425
                                                          -------                            ------------


         Total Expenses                                   $75,000                              $1,464,000




The net offering proceeds to the Company from its initial public offering after the total expenses described above was $5,188,600.

     The following table shows the amount of net offering proceeds to the Company used for each of the purposes listed below through December 31, 1997.



                                             Direct or indirect payments to
                                              directors, officers, general
                                               partners of the Company or
                                              their associates; to persons
                                                owning 10% or more of any
                                               class of equity securities
                                                   of the Company;                       Direct or indirect
                                           and to affiliates of the Company              payments to others
                                           --------------------------------              ----------------

         Purchase and installation of
         machinery and equipment                                   -                            $   244,500

         Acquisition of other
         business(es) and related costs                     $ 65,000                              1,571,000


         Repayment of indebtedness                            83,000                              1,092,000


         Working capital                                           -                                823,200

         Temporary money
         market investments                                        -                              1,309,900
                                                            --------                            -----------

                  Total:                                    $148,000                            $ 5,040,600



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of the stockholders of the Company was held on November 13, 1997 pursuant to a proxy statement dated October 21, 1997. The various matters voted upon as well as the results of such voting are as follows:

(a)  Election of two Directors to serve for a term of three years:

                                       Charles E. Weed        Robert A Schneider
                                       ---------------        ------------------

      Votes in favor                       2,395,707                2,395,707
      Abstentions                             11,900                   11,900
      Broker non-votes                           700                      700
                                         -----------              -----------
      Total                                2,408,307                2,408,307
                                         ===========              ===========

(b) Ratify and approve the selection of Price Waterhouse LLP as independent auditors of the Company:

      Votes in favor                       2,401,107
      Votes against                               --
      Abstentions                              6,500
      Broker non-votes                           700
                                         -----------
      Total                                2,408,307
                                         ===========


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


Date:  February 12, 1997.

                                AVIATION GROUP, INC.



                                By: /s/ Lee Sanders
                                    --------------------------------------------
                                    Lee Sanders, Chairman of the Board and Chief
                                    Executive Officer