Form 10QSB
period 1998-03-31
AVIATION GROUP INC
filed 1998-05-15
CIK 355906

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998

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

Yes [X] No [ ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,257,992 shares of Common Stock were outstanding as of May 1, 1998.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        March 31,         June 30,
                                                                          1998              1997
                                                                      ------------      ------------
ASSETS
Current Assets
     Cash and cash equivalents                                        $  2,224,000      $    188,000
     Accounts receivable, net                                            1,330,000           796,000
Inventory                                                                1,352,000           240,000
     Deferred income taxes                                                  20,000            40,000
     Prepaid expenses and other                                            469,000           710,000
                                                                      ------------      ------------
         Total Current Assets                                            5,395,000         1,974,000
                                                                      ------------      ------------

Property and equipment                                                   5,651,000         2,903,000
Less: accumulated depreciation                                          (1,057,000)         (583,000)
                                                                      ------------      ------------
                                                                         4,594,000         2,320,000
                                                                      ------------      ------------

Goodwill, net                                                            2,798,000           752,000
Other                                                                      315,000            65,000
                                                                      ------------      ------------
                                                                         3,113,000           817,000
                                                                      ------------      ------------
Total Assets                                                          $ 13,102,000      $  5,111,000
                                                                      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                      $    587,000      $    502,000
     Bridge notes                                                               --           436,000
     Other short-term borrowings                                           851,000           256,000
     Accounts payable                                                      988,000           769,000
     Accrued liabilities                                                 1,547,000           527,000
                                                                      ------------      ------------
         Total Current Liabilities                                       3,973,000         2,490,000
                                                                      ------------      ------------

Long-Term Liabilities
     Long-term debt, net of current maturities                           1,115,000         1,292,000
     Deferred income taxes                                                 352,000           100,000
                                                                      ------------      ------------
         Total Long-Term Liabilities                                     1,467,000         1,392,000
                                                                      ------------      ------------

Total Liabilities                                                        5,440,000         3,882,000
                                                                      ------------      ------------

Commitments and Contingencies

Shareholders' Equity
     Preferred Stock, $.01 par value, 5,000,000
         shares authorized, none outstanding                                    --                --
     Common Stock, $.01 per value, 10,000,000 shares
         authorized, 3,257,992 and 1,600,250 shares
         issued and outstanding                                             33,000            16,000
     Additional paid-in capital                                          8,924,000         1,951,000
     Retained earnings (deficit)                                        (1,295,000)         (738,000)
                                                                      ------------      ------------
         Total Shareholders' Equity                                      7,662,000         1,229,000
                                                                      ------------      ------------

Total Liabilities and Shareholders' Equity                            $ 13,102,000      $  5,111,000
                                                                      ============      ============


        The accompanying notes are an integral part of these statements.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended                  Nine Months Ended
                                                                       March 31,                           March 31,
                                                            ------------------------------      ------------------------------
                                                                1998              1997              1998              1997
                                                            ------------      ------------      ------------      ------------
Revenue                                                     $  4,928,000      $  2,437,000      $ 14,150,000      $  6,664,000

Cost of Revenue                                                3,542,000         2,299,000        10,785,000         5,295,000
                                                            ------------      ------------      ------------      ------------

   Gross Profit                                                1,386,000           138,000         3,365,000         1,369,000
                                                            ------------      ------------      ------------      ------------

General and Administrative Expenses                            1,136,000           103,000         3,411,000         1,422,000
Depreciation and Amortization                                    201,000           100,000           531,000           291,000
                                                            ------------      ------------      ------------      ------------
                                                               1,337,000           203,000         3,942,000         1,713,000
                                                            ------------      ------------      ------------      ------------

   Income (Loss) From Operations                                  49,000           (65,000)         (577,000)         (344,000)
                                                            ------------      ------------      ------------      ------------

Other Income (Expenses)
   Other Income (Expense)                                          4,000             8,000            19,000                --
   Interest Expense, net                                         (37,000)          (95,000)         (227,000)         (153,000)
                                                            ------------      ------------      ------------      ------------
                                                                 (33,000)          (87,000)         (208,000)         (153,000)
                                                            ------------      ------------      ------------      ------------

Income (Loss) Before Provision for Income Taxes                   16,000          (152,000)         (785,000)         (497,000)

Provision (Benefit) for Income Taxes                              14,000           (45,000)         (228,000)         (164,000)
                                                            ------------      ------------      ------------      ------------

Net Income (Loss)                                           $      2,000      $   (107,000)     $   (557,000)     $   (333,000)
                                                            ============      ============      ============      ============


Earnings (loss) per common share

       Basic                                                $       0.00      $      (0.06)     $      (0.18)     $      (0.18)
                                                            ============      ============      ============      ============

       Diluted                                              $       0.00      $      (0.06)     $      (0.18)     $      (0.18)
                                                            ============      ============      ============      ============


Weighted average shares outstanding

       Basic                                                   3,191,265         1,812,859         3,014,757         1,812,859
                                                            ============      ============      ============      ============

       Diluted                                                 3,191,265         1,812,859         3,058,261         1,812,859
                                                            ============      ============      ============      ============


        The accompanying notes are an integral part of these statements.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Nine Months Ended March 31,
                                                                              -----------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
Cash Flows From Operating Activities:
Net Income (Loss)                                                               $   (557,000)     $   (333,000)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided (Used) by Operating Activities:
   Depreciation and amortization                                                     531,000           291,000
   Accreted interest                                                                  64,000                --
   Deferred income taxes                                                            (208,000)           10,000
   (Increase) decrease in accounts receivable                                        171,000           (11,000)
   (Increase) decrease in inventories                                               (365,000)         (106,000)
   (Increase) decrease in prepaids and other current assets                         (149,000)          (39,000)
   Increase (decrease) in accounts payable                                          (116,000)           37,000
   Increase (decrease) in accrued liabilities                                        516,000            56,000
   Other                                                                            (250,000)         (343,000)
                                                                                ------------      ------------
   Total Adjustments                                                                 194,000          (105,000)
                                                                                ------------      ------------
Net Cash Provided (Used) by Operating Activities                                    (363,000)         (438,000)
                                                                                ------------      ------------

Cash Flows From Investing Activities:
   Cash paid in acquisition of Casper Air Service,
     net of cash acquired                                                         (1,145,000)               --
   Cash paid in acquisition of Aero Design et.al.,
     net of cash acquired                                                           (723,000)               --
   Proceeds of sale of property and equipment                                        748,000                --
   Payments for property and equipment additions                                    (677,000)         (335,000)
                                                                                ------------      ------------
Net Cash Used by Investing Activities                                             (1,797,000)         (335,000)
                                                                                ------------      ------------

Cash Flows From Financing Activities:
   Proceeds from short-term borrowings                                               700,000           155,000
   Repayments of short-term borrowings                                              (812,000)               --
   Borrowings under/(repayment of) Bridge Notes                                     (500,000)          290,000
   Principal payments on long-term debt                                             (765,000)          (47,000)
   Proceeds from exercise of warrants                                                  1,000                --
   Proceeds from issuance of common stock                                          5,572,000                --
                                                                                ------------      ------------
Net Cash Provided (Used) by Financing Activities                                   4,196,000           398,000
                                                                                ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents                               2,036,000          (375,000)
Cash and Cash Equivalents at Beginning of Period                                     188,000           457,000
                                                                                ------------      ------------
Cash and Cash Equivalents at End of Period                                      $  2,224,000      $     82,000
                                                                                ============      ============

Supplemental Disclosure of Cash Paid for Interest and Income Taxes:
   Cash paid for interest                                                       $    202,000      $    162,000
   Cash paid for income taxes                                                             --                --

Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
   Issuance of common stock in connection with
     the acquisition of Casper Air Service                                      $    883,000                --
   Issuance of common stock in connection with
     the acquisition of Aero Design, Inc and
     Battery Shop, LLC                                                               547,000                --
   Conversion of LEDC note to Common Stock                                           370,000                --



        The accompanying notes are an integral part of these statements.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (Unaudited)

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

NOTE B - INITIAL PUBLIC OFFERING

         On August 19, 1997, the Company closed an initial public offering (the "IPO") of its Common Stock and Redeemable Common Stock Purchase Warrants. The Company sold through its underwriter 1,150,000 shares of Common Stock and 1,150,000 Common Stock Purchase Warrants, which resulted in net proceeds of $5,189,000, net of approximately $1,539,000 of associated underwriting discounts and offering expenses. The proceeds were used to repay the 10% Bridge Notes of $500,000, to fund the cash portion of the Casper Air Service ("CAS") acquisition of $1,167,000, and to repay approximately $700,000 of bank and other indebtedness.

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

         Casper Air Service is located at the Natrona County International Airport in Casper, Wyoming and has been in business continuously since 1946. CAS offers aircraft line services, aircraft repair and maintenance, parts distribution and aircraft sales.

NOTE D - ACQUISITION OF AERO DESIGN, INC. AND BATTERY SHOP, LLC

         In March 1998, the Company acquired all of the outstanding common stock of Aero Design, Inc. and all of the outstanding ownership interests of Battery Shop, LLC, two sister companies involved in the manufacturing and overhaul of replacement batteries for the aviation industry. The purchase price of $1,300,000 included $753,000 in cash and 134,398 shares of Common Stock valued at approximately $547,000. The acquisition was accounted for using the purchase method and the purchase price has been allocated to the net assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired (including tax attributes) of $1,381,000 has been recorded as goodwill and is being amortized using the straight-line method over 20 years.

         Aero Design, Inc. and Battery Shop, LLC are located outside Nashville, Tennessee.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                  (Unaudited)


         The following unaudited pro forma consolidated results of operations for the nine months ended March 31, 1998 assumes the Aero Design acquisition occurred as of July 1, 1997:

Revenues                                                    $     14,762,000
                                                            ================

Net Loss                                                            (541,000)
                                                            ================

Earnings per share -

         Basic                                                         (0.17)
                                                            ================

         Diluted                                                       (0.17)
                                                            ================

NOTE E - EARNINGS (LOSS) PER COMMON SHARE

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997, which establishes standards for computing and presenting earnings per share. The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS, except as noted below, excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into, or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has adopted SFAS 128.

         During the fiscal period ended June 30, 1997, the Company issued common stock warrants with issuance and exercise prices below that of the price of the Company's IPO common stock offering. Pursuant to Securities and Exchange Commission requirements, the dilutive effect of these securities has been included in the basic EPS calculation as if they were outstanding as of the beginning of the periods presented with the dilutive effect measured using the treasury stock method. As a result, the basic EPS calculation reflects an increase in common shares for the assumed exercise of the warrants of 128,188 and 193,860 for the three months and nine months ended March 31, 1998, respectively, and 212,609 for both the three months and nine months ended March 31, 1997. No adjustment was made for the assumed conversion of the Company's convertible debt for any period presented since the effect would be antidilutive.

NOTE F - SUBSEQUENT EVENT

         In April 1998, the Board of Directors elected to grant an additional 19,000 incentive stock options to officers and employees of the Company and 345,000 nonqualified stock options and warrants to officers, directors and consultants of the Company. The exercise price on all the options and warrants granted was the market price at the date of grant. In addition to the new option grant, 109,000 previously issued options were cancelled and an equal number of new options were granted. These new options were granted at an exercise price equal to the market price at the date of grant, except for options for 50,000 shares which were granted at an exercise price of 110% of market price.

NOTE G - NEW PRONOUNCEMENTS

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements, including those described below. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The Company, through its three operating divisions, offers a range of services to the aviation industry. The Company ultimately plans to capture a larger market share of the services being outsourced by the airline and corporate aircraft industry, including but not limited to, airline and corporate aircraft painting, corrosion cleaning, ground handling services, overhaul and maintenance services, fueling, airport security and passenger service. The Company plans to grow through mergers, acquisitions and internal growth.

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

         This division of the Company has two locations, Acadiana Regional Airport in New Iberia, Louisiana (Pride) and Portland International Airport in Portland, Oregon (Pride Portland). During the quarter ended December 31, 1997, all work previously performed at the Company's Redbird facility was transferred to New Iberia.

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

         Airline Services has had operations at Dallas-Fort Worth International Airport since 1990, Dallas Love Field airport since 1986, San Francisco International Airport since 1995 and Gulfport Biloxi Regional Airport since 1994. In 1997, the Company executed new ground service contracts with customers under which it established operations in the Los Angeles International Airport, Oakland Airport, Kansas City Airport and Fort Lauderdale International Airport. During the third quarter of fiscal 1998, the Company closed its stations at San Francisco International Airport, Los Angeles International Airport, and Fort Lauderdale International Airport.

FBO & Airport Management Division

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

SEASONALITY AND VARIABILITY OF RESULTS

         The Company's Overhaul Services Division experiences significant seasonality and quarter-to-quarter variability in its stripping and painting operations. The annual operating cycle generally reflects escalating strip and paint revenues in the Company's third and fourth fiscal quarters and slower sales in the Company's first and second fiscal quarters. The Company's painting revenues are adversely affected during the airlines' peak traffic seasons of the summer months and the November and December holidays. Currently, the Overhaul Services Division generates a significant percentage of the Company's revenue. Management, therefore, is required to plan cash flow accordingly.

RESULTS OF OPERATIONS

         The following tables set forth a summary, for the periods indicated, of the revenues and gross profits for each of the Company's major operating divisions, as well as selected other financial statement data.

         Revenues. Net revenues for the three month period ended March 31, 1998 increased $2,491,000 or 102% from the three month period ended March 31, 1997. Net revenues for the nine month period ended March 31, 1998 increased $7,486,000 or 112% from the nine month period ended March 31, 1997. The following tables represent a summary of revenues by division for the periods noted:

                                                  For the Three Months Ended March 31,
                                        --------------------------------------------------------
                                                  1998                            1997
                                        -------------------------      -------------------------
Revenues                                               % of Total                     % of Total
                                          Dollars       Revenues        Dollars        Revenues
                                        ----------     ----------      ----------     ----------
Overhaul Services                       $2,734,000           55.5%     $2,028,000           83.2%
Ground Services                            342,000            6.9         285,000           11.7
FBO and Airport Management               1,852,000           37.6         124,000            5.1
                                        ----------     ----------      ----------     ----------
Total Revenues                          $4,928,000          100.0%     $2,437,000          100.0%
                                        ==========     ==========      ==========     ==========

                                                     For the Nine Months Ended March 31,
                                        ------------------------------------------------------------
                                                    1998                             1997
                                        ---------------------------      ---------------------------
Revenues                                                 % of Total                      % of Total
                                          Dollars         Revenues         Dollars         Revenues
                                        -----------     -----------      -----------     -----------
Overhaul Services                       $ 7,800,000            55.1%     $ 5,576,000            83.7%
Ground Services                           1,056,000             7.5          726,000            10.9
FBO and Airport Management                5,294,000            37.4          362,000             5.4
                                        -----------     -----------      -----------     -----------
Total Revenues                          $14,150,000           100.0%     $ 6,664,000           100.0%
                                        ===========     ===========      ===========     ===========

         Revenues for the Overhaul Services Division increased $706,000 or 35% for the three months ended March 31, 1998 and $2,224,000 or 40% for the nine months ended March 31, 1998 over the comparable period in the prior years. This increase is due primarily to the contract with Boeing Aircraft to paint seven Boeing 777 aircraft, which began in November 1997 and ran through February 1998. The second phase of this contract was awarded to another vendor. Billings during the third quarter of 1998 on the Boeing contract totaled approximately $959,000. This increase in revenues was offset in the third quarter by a reduction in revenues related to the loss of the United 757 line as of December 1997. In April 1998, the Company entered into a three year agreement with Federal Express to provide exterior painting services at the Company's facilities in Portland, Oregon and New Iberia, Louisiana.

         Revenues for the Ground Services Division increased by $57,000 or 20% for the three months ended March 31, 1998 and $330,000 or 45% for the nine month period ended March 31, 1998 over the comparable period in the prior year. This increase is related primarily to increased activity at new stations opened during fiscal 1997, which include Kansas City, Los Angeles International Airport and Oakland International Airport. Additional revenues were generated on an increased level of activity at Dallas Fort Worth, Oakland and Alliance Airports.

         Revenues for the FBO and Airport Management Division increased by $1,728,000 or 1,394% for the three months ended March 31, 1998 and $4,932,000 or 1,362% for the nine months ended March 31, 1998 over the comparable period in the prior year. This increase is due principally to the acquisition of Casper Air Service in August 1997. Casper Air Service contributed $1,678,000 and $4,798,000 to revenues for the three months and nine months ended March 31, 1998, respectively.

         Gross Profit. Gross profit for the three month period ended March 31, 1998 increased $1,247,000 or 904% from the three month period ended March 31, 1997. Gross profit for the nine month period ended March 31, 1998 increased $1,996,000 or 146% from the nine month period ended March 31, 1997. The following tables represent a summary of gross profit by division for the periods noted:

                                                  For the Three Months Ended March 31,
                                        --------------------------------------------------------
                                                  1998                            1997
                                        -------------------------      -------------------------
                                                         % of                           % of
                                                        Division                       Division
                                          Dollars       Revenues          Dollars      Revenues
                                        ----------     ----------      -------------   ---------
Overhaul Services                       $  835,000           30.5%     $       9,000        0.0%
Ground Services                            122,000           35.7            142,000       49.8
FBO and Airport Management                 429,000           23.2            (13,000)     (10.5)
                                        ----------                     -------------
Total Gross Profit                      $1,386,000           28.1%     $     138,000        5.7%
                                        ==========                     =============

                                                   For the Nine Months Ended March 31,
                                        --------------------------------------------------------
                                                  1998                            1997
                                        -------------------------      -------------------------
                                                         % of                              % of
                                                        Division                         Division
                                          Dollars       Revenues           Dollars       Revenues
                                        -----------     ----------      -------------   ---------
Overhaul Services                       $ 1,979,000       25.4%         $   1,031,000      18.5%
Ground Services                             260,000       24.6                347,000      47.8
FBO and Airport Management                1,126,000       21.3                 (9,000)     (2.5)
                                        -----------                     -------------
Total Gross Profit                      $ 3,365,000       23.8%         $   1,369,000      20.5%
                                        ===========                     =============

         Gross profit for the Overhaul Services Division increased $826,000 or 9,178% for the three months ended March 31, 1998 and increased $948,000 or 92% for the nine months ended March 31, 1998 over the comparable period in the prior year. The increase in gross profit for the third quarter is due primarily to additional revenues and profits generated by the Boeing contract which were not existent in the third quarter 1997, offset by the reduction in revenues generated at Pride's New Iberia facility related to United 757 aircraft. The increase in gross profit year to date is related primarily to the gross profit obtained on the Boeing contract mentioned earlier.

         Gross profit for the Ground Services Division decreased by $20,000 or 14% for the three months ended March 31, 1998 and $87,000 or 25% for the nine months ended March 31, 1998 over the comparable period in the prior year. This decrease is related primarily to the expansion during fiscal 1997 into new stations at Kansas City, Los Angeles International Airport, Oakland International Airport and Fort Lauderdale International Airport during fiscal 1997 and in the first quarter of 1998 and the "start up" losses generated by these new locations. These losses resulted from the investment in personnel and resources needed to initiate and expand new services at the new airport locations listed above.

         Gross profit for the FBO and Airport Management Division increased by $442,000 for the three months ended March 31, 1998 and $1,135,000 for the nine months ended March 31, 1998 over the comparable period in the prior year. This increase is related primarily to acquisition of Casper Air Service in August 1997. Casper Air Service contributed $385,000 and $1,070,000 to gross profit for the Company during the three months and nine months ended March 31, 1998, respectively.

         Other Expenses. The following tables represent a summary of other expenses, and their percentage of gross revenues for the periods noted:

                                                           For the Three Months Ended March 31,
                                              ------------------------------------------------------------
                                                           1998                            1997
                                              -----------------------------    ---------------------------
                                                                 % of Total                     % of Total
                                                 Dollars          Revenues         Dollars       Revenues
                                              --------------    -----------    --------------   ----------
General and Administrative                    $    1,136,000           23.1%   $     103,000          4.2
Depreciation and Amortization                        201,000            4.1          100,000          4.1
Interest Expense and Other                            33,000            0.7           87,000          3.6
Income (Loss) before Income Taxes                     16,000            0.3         (152,000)        (6.2)
Provision (Benefit) for Income Taxes                  14,000            0.3          (45,000)        (1.8)
                                              --------------                   --------------
Net Income (Loss)                             $        2,000            0.0%   $    (107,000)        (4.4%)
                                              ==============                   =============

                                                           For the Nine Months Ended March 31,
                                              ------------------------------------------------------------
                                                           1998                            1997
                                              -----------------------------    ---------------------------
                                                                 % of Total                     % of Total
                                                 Dollars          Revenues         Dollars       Revenues
                                              --------------    -----------    --------------   ----------
General and Administrative                    $    3,411,000           24.1%   $   1,422,000         21.3%
Depreciation and Amortization                        531,000            3.8          291,000          4.4
Interest Expense and Other                           208,000            1.5          153,000          2.3
Income (Loss) before Income Taxes                   (785,000)          (5.6)        (497,000)        (7.5)
Provision (Benefit) for Income Taxes                (228,000)          (1.6)        (164,000)        (2.5)
                                              --------------                   -------------
Net Income (Loss)                             $     (557,000)          (3.9%)  $    (333,000)        (5.0%)
                                              ==============                   =============

         The Company's general and administrative expenses increased $1,033,000 or 1,003% for the three months ended March 31, 1998 and $1,989,000 or 140% for the nine months ended March 31, 1998 over the comparable prior year periods. These increases are due to several factors. Corporate overhead accounted for $122,000 of the increase for the three months ended March 31, 1998 and $569,000 of the increase for the nine months ended March 31, 1998. These increases relate primarily to additions in management infrastructure, higher legal and accounting costs of operating a publicly traded company and additional costs of managing the Company's growth. The addition of Casper Air Service in August 1997 increased general and administrative expenses by $325,000 in the quarter ended March 31, 1998 and $812,000 for the nine months ended March 31, 1998.

         The Company's depreciation and amortization expense increased by $101,000 or 101% for the three months ended March 31, 1998 and $240,000 or 82% for the nine months ended March 31, 1998 from the comparable period in the prior year. This increase is related primarily to the acquisition of Casper Air Service and the associated depreciation of fixed assets and amortization of goodwill acquired.

         The Company's interest expense decreased $54,000 or 62% for the three months ended March 31, 1998 and increased $55,000 or 36% for the nine months ended March 31, 1998 over the comparable period in the prior year. The increase of the nine month period is due principally to $64,000 of interest expense accreted to the Bridge Notes during the first quarter of 1998 as a result of the common stock payable to the Bridge Note holders upon completion of the initial public offering. The decrease during the current quarter relates primarily changes in the borrowing levels and associated interest rates between the third quarter of fiscal 1998 when compared to fiscal 1997. Interest expense is presented net of interest income of $17,000 and $60,000 for the three months and nine months ended March 31, 1998, respectively.


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

         The Company realized approximately $5.2 million in net proceeds from the IPO in August 1997. The proceeds have been used to repay the 10% Bridge Notes of $500,000, to fund the cash portion of the CAS acquisition of $1,167,000, to fund the cash portion of the Aero Design acquisition of $753,000, and to repay approximately $700,000 of bank and other indebtedness. Additionally, these proceeds have been and will be used in the future to fund expenditures including, but not limited to, capital expenditures for existing operations, facilities improvements, acquisition of other aviation services companies and general working capital for operations and other corporate purposes. The Company's capital structure has improved significantly as a result of completing the IPO.

         As part of its growth strategy, the Company intends to pursue acquisitions of related aviation businesses. Management believes financing for such acquisitions will be provided from operations, bank financing and through additional security offerings.

         The Company, in conjunction with the growth by acquisition strategy outlined above, incurred corporate general and administrative expenses totaling $248,000 and $890,000 for the three months and nine months ended March 31, 1998 respectively. These general and administrative expenses relate primarily to the management infrastructure required to seek out and evaluate potential acquisition candidates and manage the anticipated growth of the business, as evidenced by the March 1998 acquisition of Aero Design, Inc and Battery Shop, LLC. The Company currently has other acquisition candidates identified. While this level of expense is high relative to the current revenues of the Company, management believes that it has created an infrastructure capable of managing the Company's growth in the future without a proportionate growth in administrative expenses.

         The Company, through its subsidiary Pride Aviation, Inc., has entered into a letter of intent with the Iberia Parish Airport Authority to enter into a lease for a proposed wide body aircraft painting hangar to be constructed in New Iberia, Louisiana. Pride Aviation, Inc. intends to execute a lease requiring monthly rent payments not exceeding $35,000 payable upon completion of the hangar's construction.

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

                         ITEM 2. CHANGES IN SECURITIES.

(c) For the quarter ended March 31, 1998, the Company issued a total of 21,975 shares of Common Stock pursuant to the exercise of outstanding warrants in unregistered transactions. These shares were issued in reliance upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) thereof. The 21,975 shares were issued, on a cashless basis, in exchange for the exercise and surrender of a total of 24,750 warrants. The warrants were exercisable at $1.00 per share.

(d) The Company completed its initial public offering on August 19, 1997. The offering commenced on August 13, 1997, which was the effective date of the Form SB-2 Registration Statement (File No. 333-22727) for the offering (the "Registration Statement").

         The following table shows the amount of net offering proceeds to the Company used for each of the purposes listed below through March 31, 1998.


                                           Direct or indirect payments to
                                            directors, officers, general
                                           partners of the Company or their
                                          associates; to persons owning 10%
                                            or more of any class of equity
                                              securities of the Company;                Direct or indirect
                                           and to affiliates of the Company             payments to others
                                           --------------------------------             ------------------
Purchase and installation of
machinery and equipment                                             --                          $  244,500

Acquisition of other
business(es) and related costs                              $   80,000                           2,324,000


Repayment of indebtedness                                       83,000                           1,092,000


Working capital                                                     --                             823,200

Temporary money
market investments                                                  --                             541,900
                                                            ----------                          ----------

         Total:                                             $  163,000                          $5,025,600
                                                            ==========                          ==========


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following documents are included as exhibits to this Form 10-QSB and are filed herewith unless otherwise indicated.

      Exhibit   Description
      -------   -----------

        10.1 Aircraft Painting Services Agreement dated April 24, 1998 between Federal Express Corporation and Pride Aviation, Inc.

        11.1    Statement regarding computation of per share earnings

        27.1    Financial Data Schedule


(b)      Reports on Form 8-K

         The Company has filed a Form 8-K/A Current Report dated February 4,1998 which amended the previously reported consummation of the acquisition of CAS as of August 19, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  May 14, 1998.

                                   AVIATION GROUP, INC.



                                   By:   /s/ Richard Morgan
                                       ---------------------------------------
                                       Richard Morgan, Chief Financial Officer

                               INDEX TO EXHIBITS


      Exhibit   Description
      -------   -----------
        10.1    Aircraft Painting Services Agreement dated April 24, 1998
                between Federal Express Corporation and Pride Aviation, Inc.

        11.1    Statement regarding computation of per share earnings

        27.1    Financial Data Schedule