Form 10KSB
period 1998-06-30
AVIATION GROUP INC
filed 1998-10-15
CIK 355906

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

        (Mark One)

[X]   Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended June 30, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _________________ to ____________

Commission file number :     0-10124

                              AVIATION GROUP, INC.
                              --------------------
                 (Name of Small Business Issuer in Its Charter)


           TEXAS                                            75-2631373
 ------------------------------                           ---------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


700 NORTH PEARL STREET, SUITE 2170, DALLAS, TEXAS                75201
-------------------------------------------------                -----
(Address of Principal Executive Offices)                       (Zip Code)

                                  214/922-8100
                (Issuer's Telephone Number, Including Area Code)

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


                          $0.01 PAR VALUE COMMON STOCK
-------------------------------------------------------------------------------
                                (Title of Class)

                        REDEEMABLE COMMON STOCK WARRANTS
-------------------------------------------------------------------------------
                                (Title of Class)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---     ---

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB .

        State issuer's revenues for its most recent fiscal year.  $18,244,000
                                                                  -----------

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,824,000 at close on October 10, 1998


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,296,601 shares of Common Stock were outstanding as of October 10, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 20, 1998 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

 Yes        No  X
      ---      ---

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

         The Company was organized in December 1995 to consolidate the ownership of TriStar Aircraft Services, Inc. ("TriStar Paint"), TriStar Airline
Services, Inc. ("Airline Services") and Pride Aviation, Inc. At that time, the Company acquired all of the outstanding shares in TriStar Paint and Airline Services from The Sanders Companies, Inc. ("Sanders Companies") in exchange for the issuance of 1,000,000 shares of Common Stock to Sanders Companies. Sanders Companies is wholly owned by the Company's President and Chief Executive Officer, Lee Sanders. On March 1, 1996, in connection with the Company's acquisition of Pride, the Company paid $486,000 cash and issued 10%, five-year Convertible Notes in the aggregate principal amount of $857,000 and 100,250 shares of Common Stock.

         On August 19, 1997, the Company closed an initial public offering (the "IPO") of 1,150,000 shares of its Common Stock and 1,150,000 Redeemable Common Stock Purchase Warrants (the "Warrants") which resulted in net proceeds to the Company of $5,180,000. On August 19, 1997, the Company acquired all of the outstanding stock of Casper Air Service, a Wyoming corporation ("CAS"). CAS is a full-service, fixed-base operating station ("FBO") located in Casper, Wyoming and has been in business continuously since 1946. Pursuant to the acquisition of CAS, the Company paid approximately $1,167,000 in cash and issued 153,565 shares of Common Stock with a value of approximately $883,000.

         On March 23, 1998, the Company acquired all of the outstanding equity interests in Aero Design, Inc. and Battery Shop, L.L.C. (collectively, "Aero Design") in exchange for the payment of $753,000 in cash and the issuance of 134,068 shares of Common Stock with a value of approximately $547,000. Aero Design manufactures, sells and repairs aircraft batteries at its facilities near Nashville, Tennessee. On August 28, 1998, the Company acquired 100% of the common stock of General Electrodynamics Corporation ("GEC") in exchange for 112,029 shares of Common Stock with a value of approximately $340,000. GEC manufactures and sells aircraft scales and other aviation components used by the aviation maintenance and transportation industries.

         The Company is currently organized into four divisions devoted to the Company's primary lines of business. These business segments are as follows:

o Overhaul Services Division: This division comprises Aircraft Paint Services and Component Overhaul Services. Aircraft Paint Services, through Pride Aviation Inc. and Pride Aviation Portland, Inc. (collectively "Pride"), provides painting and paint stripping services for commercial and freight aircraft at their facilities located in Portland, Oregon and New Iberia, Louisiana. Pride's primary customers are United Airlines, Inc. and Federal Express. The Company's TriStar Paint location in Dallas, Texas was combined with Pride during 1998. In March 1998, the Company established Component Overhaul Services by acquiring Aero Design which, manufactures and repairs batteries for the aviation industry. On August 28, 1998, this division was expanded through the acquisition of GEC.

o Ground Handling & Services Division: Through Airline Services, the Ground Handling & Services Division provides aircraft ground handling and cleaning services to a variety of passenger and freight airlines such as United Parcel Service, Champion Airlines, United Airlines, Inc., Federal Express and Northwest Airlines, among others, primarily at DFW International in Texas. During the year, unprofitable or marginal locations located at Los Angeles International and Oakland International, Ft. Lauderdale, Florida, and Kansas City International were discontinued.

o        FBO Operations & Airport Management Division: In July 1996, the
         Company began to operate its FBO Division, and acquired CAS in August 1997. This fixed base operation, located at Natrona County International Airport in Casper, Wyoming, provides fuel and light maintenance services to general aviation, corporate and light freight aircraft customers. There are presently over 1,700 operators of FBO's serving the United States.

         The Company believes that airline companies will increase the outsourcing of their maintenance and service requirements to third party vendors in the future. There are over 10,000 maintenance and service vendors worldwide in the aviation industry. The Company believes that the aviation FBO industry is highly fragmented. It also believes that its existing operations, enhanced by additional growth and acquisitions of complementary businesses, will enable it to provide quality customer service with financial, insurance, and other operating economies-of-scale that major customers increasingly require. The Company does not presently intend to operate as a commercial airline or as a provider of commercial jet engine or airframe overhaul services.

         The principal executive offices of the Company are located at 700 North Pearl Street, Suite 2170, Dallas, Texas 75201, telephone number (214) 922-8100.

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

         The Company believes that the aviation fixed based operation industry is highly fragmented. There are presently over 1,700 operators of FBO's serving the United States. The Company intends to continue its efforts to acquire additional fixed based operation entities in the future as market and financial conditions permit.

OVERHAUL SERVICES DIVISION

         Paint Services. Pride provides painting, paint stripping, and other aircraft coating services to major passenger and freight airlines. The Company paints few corporate aircraft and at present has no military aircraft contracts. The Overhaul Services Division's operations include aircraft stripping and painting services, light aircraft maintenance, and corrosion preventive cleaning programs.

         The type and quality of paint and other supplies utilized by the Company is generally dictated to the Company by its customers, subject to FAA and EPA guidelines. In most cases, the Company's customers arrange for the sources of paint supplies that it utilizes. The Company believes that there are available numerous sources for the paint and other supplies utilized by the Company.

         Pride's administrative offices, along with its primary aircraft painting facilities, are located in New Iberia, Louisiana. In September 1990, Pride obtained its first certificate from the Federal Aviation Administration ("FAA") to operate an approved repair station at its facilities in New Iberia, Louisiana. Since that time, the certificate has been expanded to permit Pride to conduct certain FAA classes of inspections and light maintenance for a variety of jet aircraft. Pride is also certified to perform structural repairs on certain equipment in a variety of jet aircraft. Pride's painting facilities located in New Iberia, Louisiana can house all narrow-bodied jets. Of a total of three hangars, one hangar has been built to accommodate wide-bodied jets such as the Boeing 767 and McDonnell Douglas DC-10 aircraft.

         The Company's primary customer, United, accounted for approximately 90% of the Overhaul Services Division revenues for the year ended June 30, 1997 and 51% for the year ended June 30, 1998. In 1994, Pride entered into a five-year Services Agreement (the "Services Agreement") with United which has been amended several times and currently will expire in June 1999 but is cancelable prior to that date by United upon 90 days written notice. Under the Services Agreement, Pride provides paint stripping and painting services for jet aircraft owned or operated by United. The Services Agreement contains fixed prices for each type of aircraft painted by Pride. The prices are adjusted annually based on the Consumer Price Index. The Services Agreement currently provides that Pride will paint Boeing 727, Boeing 737, Boeing 767 and McDonnell Douglas DC-10 aircraft. The Company, through Pride, is presently completing plans to construct a new aircraft hangar at its New Iberia, Louisiana facilities. See "--Facilities."

          In September 1997, the Company, through Pride Aviation Portland, Inc., was awarded a contract to paint newly manufactured wide-body aircraft for Boeing Commercial Airplane Group ("Boeing"). The contract was for seven aircraft, and was completed in February 1998. Pride leased a hangar facility in Portland, Oregon in which it performed this work for Boeing. In May 1998, Pride was awarded a three-year contract to paint aircraft for Federal Express at its Portland facility.

         Overhaul Services. In March 1998, the Company established this division by acquiring Aero Design, Inc., a Tennessee-based manufacturer of aircraft batteries for the commercial airline industry, and Battery Shop, LLC, a sister company that repairs batteries and battery temperature sensors for the aviation industry. Aero Design manufactures and sells its products under approvals from the FAA into the replacement market directly to airlines and other aircraft owners and through aviation product distributors.

         On August 28, 1998, the Company acquired GEC, a 43-year old specialty manufacturer of aircraft and transportation equipment scales and other aviation components based in Arlington, Texas. GEC markets its products directly to airlines and maintenance operators worldwide.

GROUND HANDLING & SERVICE DIVISION

         Airline Services. Through Airline Services, the Company engages in the cleaning and handling of aircraft. Airline Services provides its customers with a variety of support services including baggage handling, aircraft interior cleaning, exterior washes and lavatory/water services. Airline Services presently operates at the Dallas-Fort Worth International Airport. Marginal operations located at Oakland International, Kansas City International, and Ft. Lauderdale, Florida were terminated during the year. Airline Services currently provides some or all of these services for United Airlines, United Parcel Service, American Trans Air, Champion Air, Northwest Airlines, Federal Express and other customers.

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

FBO & AIRPORT MANAGEMENT DIVISION

         In July 1996, the Company began to operate a third business segment, its FBO & Airport Management Division. In August 1997, the Company acquired CAS, a 50-year old, full-service FBO located in Casper, Wyoming. The Company believes that this division, which serves corporate and other general aviation customers, may offset its current dependence on major airlines for its painting, ground handling, and other services.

         CAS is a full service FBO located at Natrona County International Airport in Casper, Wyoming and has been in business continuously since 1946. CAS offers aircraft line services, aircraft repair and maintenance, parts distribution, and aircraft sales. CAS has been a Cessna dealer since 1969. Upon its purchase by the Company, the aircraft charter business has been discontinued and the remaining related aircraft are held for resale.

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

ACQUISITIONS OF COMPLEMENTARY BUSINESSES

         A key element of the Company's strategy involves growth through acquisitions of other companies, assets or product or service lines that would complement or expand the Company's existing businesses. There are over 10,000 maintenance and service vendors worldwide in the aviation industry, and the Company believes that the aviation service industry is highly fragmented. The Company believes that acquisitions will enable it to leverage its fixed costs of operations and further expand the products and services which it can offer to its customers. The Company is currently evaluating a number of acquisition opportunities, including certain acquisition opportunities of aviation companies that specialize in the overhaul and service of replacement and after-market parts. These parts, called "rotable parts," are removed by airlines and major overhaul companies and subsequently rebuilt and refurbished in accordance with FAA guidelines for future use. No commitments or binding agreements have been entered into to date.


ADVERTISING AND MARKETING

         To date, the Company has generated most of its revenues from direct sales and customer referrals. The Company also utilizes direct mailings and trade journal advertisements as a secondary source of advertising and public relations. The Company has full-time marketing representatives who contact directly the maintenance and service executives of airlines and other aviation customers to generate business for the Company. Additionally, the Company has recently begun to market jointly its ground service capabilities along with the marketing efforts of certain nonaffiliated equipment and product suppliers. The focus of the effort is to obtain "turnkey" contracts for a combination of products and services to be provided to airline customers jointly by the Company and these product suppliers. Notwithstanding the highly competitive nature of the industry, management of the Company believes that additional customers may be obtained by the Company.

CUSTOMERS

         Pride provides stripping and painting services to major carriers in the airline industry. Pride's past and current customers include United Airlines, Continental Airlines, Boeing Commercial Aircraft Group, Federal Express, United Parcel Service, Delta, Northwest Airlines and Piedmont Airlines. For the twelve months ended June 30, 1998, United accounted for approximately 34% of the total revenues of the Company.

         Airline Services performs ground handling services and light catering at several airports in the United States. Its primary customers consist of United Airlines, Champion Airlines, American Trans Air, Northwest Airlines, UPS, and Federal Express. For the twelve months ended June 30, 1998, ground handling services and light catering accounted for approximately 8% of the total revenues of the Company.

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

COMPETITION

         The airlines services industry is highly competitive. Each of the Company's subsidiaries is in direct competition with other companies. Many heavy maintenance facilities perform aircraft stripping and painting services as an adjunct to their maintenance operations and, consequently, directly compete with the Company. The owners of these heavy maintenance facilities include Dee Howard Company, Pemco, Tramco, Inc. and Raytheon. The Company's Ground Handling & Service Division has several larger competitors, including AMR Services, a division of AMR Corp., Pedus, Intex and World Aviation Services. These competitors provide interior and exterior aircraft cleaning services and light catering services similar to those provided by the Company.

         The Company's FBO & Airport Management Division has only one smaller competitor in the sale of fuel and no competition in any of its other services at Natrona County International Airport in Casper, Wyoming. It competes with many firms in the repair, maintenance and sale of aircraft and distribution of parts. Competition in the parts distribution market is generally based on price, availability of product and quality, including traceability. The FBO industry has experienced significant consolidation and elimination of FBO operations over the last 20 years. The Company has a number of large, well-capitalized competitors who own or operate multiple FBO locations, including AMR Combs, Signature Flight Support and Raytheon. The major competitors of CAS in the sale of parts include Aviall, Inc., Aviation Service Corporation, Cooper Aviation Industries, Inc. and many of the parts manufacturers themselves. In its propeller, accessory, avionics and engine maintenance and overhaul business, CAS has significant competitors, including AeroPropeller in Denver, Colorado and Weststar Aircraft in Grand Junction, Colorado. CAS believes that the primary competitive factors in this marketplace are price, quality, engineering and customer service. CAS's remote location in Casper, Wyoming in some cases constitutes a competitive disadvantage.

EMPLOYEES

         Pride generally employs approximately 250 employees, depending upon seasonality. At August 31, 1998, Airline Services has an aggregate of approximately 60 employees. CAS had a total of 43 employees as of August 31, 1998, Aero Design had seven, and GEC had 40. Corporate management has seven employees, and management believes its employee relations to be good. No employees are covered by collective bargaining agreements. The Company anticipates that it will hire additional employees in the next 12 months as revenues permit and as its operations expand.

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

INSURANCE

         The Company carries $200,000,000 of insurance for general aviation liability and $200,000,000 of hangarkeeper insurance, as required by its customers, and customary coverage for other business insurance. While the Company believes its insurance is adequate, there can be no assurance that such coverage will fully protect it against all losses which it might sustain. Moreover, the Company's insurance for aircraft liability carries a deductible requiring the Company to pay $20,000 of any loss or damage. The Company is the beneficiary of a $1,000,000 key man life insurance policy on Mr. Sanders and Mr. Lubomirski.

RISK FACTORS

         DEPENDENCE ON CERTAIN CUSTOMERS. Pride's contract with United Airlines, Inc. ("United") to provide aircraft stripping and painting services accounted for approximately 34% of the Company's revenues for the year ended June 30, 1998. The contract with United expires in June 1999, but is cancelable prior to that date by United upon 90 days prior written notice. The Company is negotiating with United to extend the contract for an additional five years, but there can be no assurance that such extension can be obtained on reasonable terms. During the high travel seasons of the summer months and the Thanksgiving and Christmas holiday seasons, United curtails its aircraft deliveries to Pride. Although Pride reduces its overhead to some extent during these periods, it has historically experienced losses during these periods. If United expands these curtailments, the Company's results of operations may be materially adversely affected. Although Pride has located additional customers for these slack periods, there can be no assurance that Pride will be able to retain these customers. While the Company has broadened its customer base so that it has become less dependent on United, any termination of the contract or material curtailment of plane deliveries by United, including reductions as a result of economic or competitive pressures on United, would adversely affect the Company's business, financial condition and results of operation. There can be no assurance that United will continue to use Pride's stripping and painting services.

         GENERAL CUSTOMER RISKS RELATED TO THE AIRLINE INDUSTRY. The airline industry is significantly affected by general economic conditions. Because a substantial portion of business and personal airline travel is discretionary, the industry tends to experience adverse financial results during general economic downturns. Economic and competitive conditions since deregulation of the airline industry in 1978 have contributed to a number of bankruptcies and liquidations among airlines. A worsening of current economic conditions, or an extended period of recession nationally or regionally, could have a material adverse effect on the Company's operations. The Company will not have any control over these general economic conditions.

         YEAR 2000 COMPLIANCE AND BUSINESS DISRUPTION RISKS. The Company's customers and vendors comprise major commercial passenger and freight airlines and related maintenance and service customers that serve the airline and aviation maintenance industry. Additionally, these airlines utilize aircraft and other flight and computer equipment in the ongoing management of their businesses. The industry in general is regulated by and overseen by the Federal Aviation Administration, which itself operates flight maintenance, regulation, and control functions for the industry at large. The Company is presently working with its major customers and vendors to define and implement Year-2000 safeguards and systems management procedures. The nature and severity of such issues is difficult to detect and measure, however, and significant business interruptions from Year-2000 system breakdowns within the aviation industry may occur whose impact on the Company may be material in scope and amount.

         SEASONALITY. The Company's painting business is seasonal, which can adversely affect the Company's results of operations from quarter to quarter. Typically, customers will have fewer aircraft painted during the summer months and the holiday season from approximately November 15 through January 1 of each year.

         RISK OF FUTURE LOSSES FROM OPERATIONS. The Company experienced net losses of $476,000 and $1,337,000 for the year ended June 30, 1997 and year ended June 30, 1998, respectively. This loss was primarily due to goodwill and amortization from the Pride and CAS acquisitions, restructuring costs in the Company's FBO division, indirect administrative and interest costs of the Company's initial public offering and increased corporate overhead incurred to support anticipated future growth. While these costs are non-recurring in nature, there can be no assurance that the Company will be profitable or that the Company's businesses will be successful in the future.

         NO ASSURANCE OF SUCCESSFUL ACQUISITIONS; UNSPECIFIED ACQUISITIONS. The Company intends to consider acquisitions of other companies that could complement the Company's existing business, including acquisitions of complementary service and product lines. There can be no assurance that suitable acquisition candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate these transactions. The Company is currently evaluating a number of acquisition opportunities. No commitments or binding agreements have been entered into to date, and accordingly no assurance can be given that any of the acquisitions currently being considered will be consummated. There can be no assurance that the Company will be able to integrate successfully any acquired companies or service or product lines into its existing operations, which could increase the Company's operating expenses in the short-term and materially and adversely affect the Company's results of operations. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as the diversion of the attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, all of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

         RISKS OF AVIATION REPAIR BUSINESS. The Company's business exposes it to possible claims for personal injury, death or property damage which may result from the failure or malfunction of propellers, avionics systems, accessories and engines serviced. The Company currently has in force aviation products, premises and hangarkeepers insurance which the Company believes provides coverage in amounts and on terms that are generally consistent with industry practice. During the last five years, the Company has not experienced any material product liability claims related to its products.

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

         DEPENDENCE ON ABILITY TO MANAGE GROWTH. The Company's ability to produce and market its services competitively to the airline industry depends on its ability to implement and continually expand its operational and financial systems, recruit sufficient qualified employees and train, manage and motivate both current and new employees. Failure to manage effectively the growth of the Company would have a material adverse effect on the business of the Company.

         ADDITIONAL FINANCINGS OR OFFERINGS. There can be no assurance that the Company's current capital resources will be sufficient to enable the Company to implement fully its business strategies. As a result, the Company may need to raise additional funds through equity or debt financings. No assurance can be given that such additional financings will be available on terms acceptable to the Company, if at all. Further, any such financings may result in further dilution to the Company's stock and higher interest expense and may not be on terms that are favorable to the Company.

         DEPENDENCE ON KEY PERSONNEL. The Company's future success depends, in large part, on the efforts and abilities of its management team, including Lee Sanders. The loss of the services of any of these managers could have a material adverse affect on the business of the Company. The Company has employment agreements with Mr. Sanders and certain other members of its management team. Mr. Sanders is currently the beneficial owner of approximately 35% of the Company's outstanding Common Stock. The successful implementation of the Company's business strategies depends on the hiring and retention of additional management and other personnel. There can be no assurance that the Company will be able to identify and attract additional qualified management and other personnel when needed or that the Company will be successful in retaining such additional management and personnel if added. Moreover, there can be no assurance that the additional costs associated with the hiring of additional personnel will not adversely affect the Company's results of operations. The Company is the beneficiary of a $1,000,000 key man life insurance policy on Mr. Sanders.

         EMPLOYEE COSTS. Although the Company believes that it will operate with lower personnel costs than many established airline service providers, principally due to lower base salaries and greater flexibility in the utilization of personnel, there can be no assurance that the Company will continue to realize these advantages for any extended period of time. None of the Company's employees are represented by a labor union. If unionization of the Company's employees occurs, the Company's costs could materially increase.

         CONTROL BY EXISTING SHAREHOLDERS AND CERTAIN TRANSACTIONS. The directors, officers, and principal shareholders of the Company beneficially own a substantial portion of the Company's outstanding Common Stock. As a result, these persons will have a significant influence on the affairs and management of the Company, as well as on all matters requiring shareholder approval, including electing and removing members of the Company's Board of Directors, causing the Company to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and changing the Company's dividend policy. Such concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in control of the Company, even when such a change of control would be in the best interest of the Company's other shareholders.

         COMPETITION. The airline services industry is highly competitive. Each of the Company's subsidiaries is in direct competition with other companies. In ground handling and light catering services and resales of aircraft parts, the Company has numerous competitors. Because many of the Company's competitors have greater resources than the Company, no guarantee or assurance can be given that the Company will be able to compete successfully in providing its services at a competitive but profitable price.

         ENVIRONMENTAL REGULATION AND HAZARDOUS MATERIALS. The Company's operations are subject to a substantial amount of government regulation. In particular, the Environmental Protection Agency ("EPA") and state and local regulatory authorities regulate, among other things, emissions to air, discharges to water and the generation, use, storage, transportation, treatment and disposal of the substances employed by the Company in its aircraft stripping and painting operations. The Company's facilities may require operating permits that are subject to revocation, modification and renewal, violations of which may provide for substantial fines and civil or criminal sanctions. The operation of any facility that handles chemical substances entails risk of adverse environmental impact, including exposure to such substances, and there can be no assurance that material costs or liabilities will not be incurred to rectify any such damage. In addition, potentially significant expenditures could be required in order to comply with environmental, health and safety laws and regulations that may be adopted or imposed in the future.

         FAA REGULATION. The Federal Aviation Administration (the "FAA") regulates most of the Company's business operations. The Company's painting business and battery manufacturing and repair business is dependent upon continued compliance with the requirements of the FAA and maintenance of the FAA's certifications of the Company's subsidiaries. These certifications allow the Company's subsidiaries to perform their services as well as other repair and maintenance services at their facilities. CAS's operations, including charter aircraft, parts sales and repair and maintenance operations, are subject to regulation by the FAA and require FAA's certificates. Loss of any necessary FAA certifications could have a material adverse effect on the Company's operations and financial condition.

         POSSIBLE VOLATILITY OF STOCK PRICE. There can be no assurance that the market price of the Company's Common Stock and Warrants will not decline. The securities of many emerging companies have experienced significant price and volume fluctuations that are, at times, unrelated or disproportionate to the operating performance of such companies. Such fluctuations may be the result of changes in conditions affecting the economy in general, analysts' reports, general trends in the industry, role of market makers, and other events or factors beyond the company's control. These conditions may have a material adverse effect on the market price of the Common Stock and Warrants.

         EFFECT OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK. The Company's Articles of Incorporation authorize the Board of Directors of the Company to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of Common Stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company that shareholders might consider to be in the Company's best interests. Although the Company has no present intention of issuing any shares of preferred stock, there can be no assurance that the Company will not do so in the future.

         NO DIVIDENDS. Since its capitalization, the Company has paid no dividends on its Common Stock. The Company does not presently intend to pay any dividends on its Common Stock. Dividend payments in the future may only be made out of legally available funds, and, if the Company experiences substantial losses, such funds may not be available.

         LISTING AND MAINTENANCE CRITERIA FOR SECURITIES. The Company's Common Stock and Warrants are presently listed on The Nasdaq SmallCap Market ("Nasdaq") and the Boston Stock Exchange (the "BSE"). If the Common Stock or the Warrants fail to maintain such listings, the market value of the Common Stock and Warrants likely would decline and holders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock and Warrants.

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Report contains forward-looking statements including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. Such forward-looking statements are based upon the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from such forward-looking statements, as a result of the factors described under this "Risk Factors" section and elsewhere herein, including among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that any forward-looking information contained in this Report will in fact transpire or prove to be accurate. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.



                         ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

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

         Pride is in negotiations with the Authority for purposes of obtaining funds from the State of Louisiana to build a larger hangar for the housing and maintenance of Boeing 747 aircraft. The Iberia Parish is interested in expanding the current facilities at the airport to create additional employment in the Parish. There are numerous site locations available on the airport grounds for future expansion. The State of Louisiana and the U.S. government have approved grants totaling $4.2 million to pay part of the cost of construction of a hangar at Acadiana Regional Airport. Iberia Parish will finance the remaining cost of the hangar construction through a bond issuance. The Company has elected to proceed with this project, which is targeted for completion in the fall of 1999. The estimated total cost of the hangar is $8,500,000.

         Portland Facilities. The Company leases two hangars and office space at the Airtrans Center at Portland International Airport. Portland International Airport has a 11,011 foot by 150 foot runway load rated for all commercial and military aircraft. The facility is presently being used for aircraft painting for the Federal Express contract.

         The paint hangar consists of a 112,000 square foot maintenance hangar and a two-story, 65,000 square foot shop and office area. The hangar is 320 feet by 350 feet with 50.5 foot hangar doors, with an additional tail door 19 feet high. The lease is a month-to-month lease that requires rent equal to 50% of the net profits of Pride earned from its Portland painting activities.

         Dallas Office Space. The Company also occupies 5,900 square feet of office space at 700 North Pearl Street, Suite 2170, Dallas, Texas, pursuant to a sublease that expires in November 1998. The Company pays a monthly rental of $4,400.

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

         Aero Design utilizes approximately 3,000 square feet of manufacturing and office space in Nashville, Tennessee under a two-year lease at the monthly rate of $1,500 plus expenses.


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

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On August 19, 1997, the Company closed an initial public offering (the "IPO") of its $.01 par value Common Stock (symbol: AVGP) and Redeemable Common Stock Purchase Warrants (symbol: AVGPW). The Company sold 1,150,000 shares of Common Stock and 1,150,000 Common Stock Purchase Warrants. These securities have been listed with and trade on the Nasdaq SmallCap Market and the Boston Stock Exchange since completion of the IPO. There was no public trading market for the Company's securities prior to that time.

         The following table summarizes the high and low closing sales prices for the Common Stock for each quarter since the completion of the IPO, based on information published by The Nasdaq Stock Market.

                                                                   Common Stock Trading Price
                                                                   --------------------------
         Calendar Year                                        High                          Low
         -------------                                        ----                          ---

1997
      Third Quarter (since 8/13/97).......................    $10.375                      $8.125
      Fourth Quarter......................................      9.125                       7.500

1998
      First Quarter.......................................      8.375                       3.375
      Second Quarter......................................      4.375                       3.000
      Third Quarter.......................................      3.875                       2.250
      Fourth Quarter (through 10/12/98)...................      2.313                       1.625

         As of October 12, 1998, there were 74 holders of record of the Company's Common Stock, and 9 holders of record of the Company's Redeemable Common Stock Purchase Warrants.

         During the last two fiscal years, the Company has not paid any Common Stock dividends. The Company does not anticipate payment of any dividends on its Common Stock in the near future because the Company intends to retain earnings to fund growth of its operations.

         During the fiscal year ended June 30, 1998, the Company issued the following unregistered securities whose issuance has not previously been reported:

         On March 23, 1998, the Company acquired all of the outstanding equity interests in Aero Design, Inc. and Battery Shop, L.L.C. (collectively, "Aero Design") in exchange for the payment of $753,000 in cash and the issuance of 134,068 shares of Common Stock with a value of approximately $547,000. On August 28, 1998, the Company acquired 100% of the common stock of General Electrodynamics Corporation ("GEC") in exchange for 112,029 shares of Common Stock with a value of approximately $340,000. The sale by the Company of its shares of Common Stock to the shareholders of Aero Design and GEC were made in reliance on the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Section 4(2) thereof. The recipients of these shares received adequate written disclosures regarding the Company and were represented by legal counsel as part of arms length, negotiated acquisitions. The recipients were sophisticated and knowledgeable in investment and business matters in general.

         The Company has reported in prior quarters the issuance of a total of 91,238 shares of Common Stock pursuant to the exercise or surrender of a total of 101,265 warrants for the year ended June 30, 1998. In addition to these shares, during the fiscal year ended June 30, 1998, the Company issued a total of 37,874 shares of Common Stock pursuant to the exercise of outstanding warrants and unregistered transactions. These shares were issued in reliance upon the exemption from registration under the Securities Act provided by
Section 4(2) thereof. These shares were issued, on a cashless basis, in exchange for the exercise and surrender of a total of 43,490 warrants. The warrants were exercisable at $1.00 per share.

         In March 1998, one holder of the Company's Convertible Notes exercised his right to convert the principal and interest installment payable by the Company on April 1, 1998 into 975 shares of the Company's Common Stock, at a conversion price of $3.00 per share. The same holder made a similar conversion election in June 1998 with respect to the installment due July 1, 1998, and 975 shares were issued in July 1998 to that holder. In June 1998, five holders of the Company's Convertible Notes exercised their rights of conversion with respect to principal and interest payments due on July 1, 1998. A total of 16,933 shares of Common Stock were issued in July 1998, at a conversion price of $4.50 per share, pursuant to the exercise of these conversion rights. In connection with the conversion, the Company guaranteed that the holders would be able to resell their shares of Common Stock at no less than $4.50 per share within 90 days. Under this guaranty, the Company repurchased all of the shares at $4.50 per share on September 30, 1998. The shares described in this paragraph were issued in reliance upon the exemption from registration under the Securities Act provided by Section 3(9) thereof.

         In April 1998, the Company agreed to issue warrants to a public relations firm. The warrants constitute a part of the consideration payable by the Company for shareholder and public relations and direct marketing services to be provided by that firm. If and when issued, the warrants will expire on April 30, 2000 and will permit the purchase of up to 100,000 shares of Common Stock, at an exercise price of $5.00 per share for 20,000 shares, $6.00 per share for 20,000 shares, $7.00 per share for 20,000 shares, $8.00 per share for 20,000 shares, and $9.00 per share for 20,000. In agreeing to issue the warrant, the Company has relied upon the exemption from registration under the Securities Act provided by Section 4(2) thereof.

         In April 1998, the Company granted options and warrants to certain of its employees, executive officers and directors. The Company granted incentive stock options to purchase a total of 78,000 shares, of which options to purchase 59,000 shares were issued in replacement for previously granted options that had higher exercise prices. These options are exercisable at $3.50 per share, except for options to purchase 50,000 shares which are exercisable at $3.85 per share. The Company also issued warrants to purchase a total of 397,000 shares of Common Stock exercisable at $3.50 per share. Of these, warrants to purchase 52,000 shares of Common Stock were granted as a replacement for previously issued nonqualified stock options to purchase 50,000 shares at higher exercise prices and a previously issued warrant to purchase 2,000 shares at a higher exercise price. The options and warrants were issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(2) thereof.

         In August 1997, the Company issued 3,000 shares of Common Stock to induce the holders of $433,000 of the Company's nonprepayable debt to permit the Company to prepay the debt. These shares were issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(2) thereof.

         The Company completed its IPO on August 19, 1997. The IPO commenced on August 13, 1997, which was the effective date of the Form SB-2 Registration Statement (File No. 333-22727) for the IPO. The following table shows the final use of net offering proceeds to the Company for each of the purposes listed below through June 30, 1998:

                                               Payments to         Payments to
                                          Insiders & Affiliates       Others
                                          ---------------------    ------------
Purchase of machinery and equipment                                $   244,500

Acquisition of businesses                       $   80,000           2,324,000

Debt repayments                                     83,000           1,092,000

Working capital                                         --           1,356,500
                                                ----------         -----------

                                                $  163,000         $ 5,017,000
                                                ==========         ===========

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

SEASONALITY AND VARIABILITY OF RESULTS

         The Company's Overhaul Services Division experiences significant seasonality and quarter-to-quarter variability in its stripping and painting operations. The annual operating cycle generally reflects escalating strip and paint revenues in the Company's third and fourth fiscal quarters and slower sales in the Company's first and second fiscal quarters. The Company's painting revenues are adversely affected during the airlines' peak traffic seasons of the summer months and the November and December holidays. Currently, a significant percentage of the Company's revenue is generated by the Overhaul Services Division. Management, therefore, is required to plan cash flow accordingly.

         During the year ended June 30, 1998, the Company completed its initial public offering of 1,150,000 shares of Common Stock and 1,150,000 Common Stock Warrants, resulting in net proceeds to the Company of $5,180,000. Nonrecurring payments of Bridge Note interest and certain administrative costs approximating $139,000 were incurred and recognized during the fiscal 1998 year. The IPO funds were used to acquire CAS and Aero Design and to fund internal growth. Additionally, the Company undertook internally to maximize income and operating results from existing operations by combining marginal paint operations with other areas of the Company and eliminating unprofitable ground service operations. These activities were completed and losses and charges from these activities totaled approximately $561,000 for the year ended June 30, 1998.

RESULTS OF OPERATIONS

         The following table sets forth a summary of changes in the major categories, presented by division, of revenues, costs of goods sold and operating expenses from each of the previous period's results. These historical results are not necessarily indicative of results to be expected for any future period.


                                                                Year                       Year
                                                                Ended                      Ended
                                                            June 30, 1998              June 30, 1997
                                                            -------------              -------------
OVERHAUL SERVICES DIVISION:
    Net revenues                                              $10,536,000                 $8,096,000
    Cost of revenue                                            (7,900,000)                (6,289,000)
    Operating and other expenses, net                          (2,222,000)                (1,549,000)
    Interest income                                                 3,000                      2,000
    Interest expense                                              (40,000)                   (62,000)
                                                              -----------               ------------
    Pre-tax income                                            $   377,000               $    198,000
                                                              ===========               ============

GROUND HANDLING & SERVICES
DIVISION:
   Net revenues                                               $ 1,462,000                 $1,070,000
   Cost of revenue                                             (1,049,000)                  (609,000)
   Operating and other expenses, net                             (450,000)                  (310,000)
   Interest income                                                      -                          -
   Interest expense                                                (8,000)                    (3,000)
                                                              -----------                 ----------
   Pre-tax income (loss)                                      $   (45,000)                $  148,000
                                                              ===========                 ==========


                                                                Year                       Year
                                                                Ended                      Ended
                                                            June 30, 1998              June 30, 1997
                                                            -------------              -------------
FBO OPERATIONS(1):
   Net revenues                                               $ 6,246,000                 $  552,000
   Cost of revenue                                             (5,669,000)                  (512,000)
   Operating and other expenses, net                           (1,185,000)                  (120,000)
   Interest income                                                 46,000                         --
   Interest expense                                              (109,000)                        --
                                                              -----------                 ----------
   Pre-tax income (loss)                                      $  (671,000)                $  (80,000)
                                                              ===========                 ==========

AVIATION GROUP - CORPORATE
OVERHEAD(3):
   Operating and other expenses, net
   Interest income                                            $(1,496,000)                $ (482,000)
   Interest expense                                                67,000                         --
                                                                 (229,000)                  (312,000)
                                                              -----------                 ----------
   Pre-tax income (loss)                                      $(1,658,000)                $ (794,000)
                                                              ===========                 ==========

TOTAL COMPANY:
   Net revenues
   Cost of revenue                                            $18,244,000                 $9,718,000
   Operating and other expenses, net(2)                      (14,618,000)                (7,410,000)
   Interest income                                             (5,353,000)                (2,461,000)
   Interest expense                                               116,000                      2,000
                                                                 (386,000)                  (377,000)
                                                              -----------                 ----------
   Pre-tax income (loss)                                      $(1,997,000)                $ (528,000)
                                                              ===========                 ==========

------------
(1) CAS was acquired in August 1997, and its operations are included for the fiscal year ended June 30, 1998 only.

(2) Includes goodwill and other related amortization and depreciation expenses of $694,000 and $413,000 for the year ended June 30, 1998 and the year ended June 30, 1997, respectively. Also includes Bridge Note interest and certain non-recurring administrative costs totaling approximately $139,000 for the year ended June 30, 1998.

(3) Includes operating expenses of the executive officers of the Company and other indirect expenses not directly attributable to the operations of the divisions.


FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1997

         The Company's net revenue increased by $8,526,000, or 88%, for the year ended June 30, 1998 compared to the year ended June 30, 1997. This increase in revenue resulted primarily from FBO Operations, which contributed net revenue totaling $6,246,000 for 1998 compared to $552,000 for 1997 and growth in the Company's Overhaul Services revenues, which grew $2,440,000 or 30% during fiscal 1998 to $10,536,000 from $8,096,000 for fiscal 1997. Most of these increases were from the Company's acquisition of CAS and the opening of the paint operations in its Portland location.

         Revenues from Ground Handling for the year ending June 30, 1998 increased 37% to $1,462,000 from $1,070,000 for the year ended June 30, 1997. Gross margins decreased during the period to 28% in fiscal 1998 from 43% in fiscal 1997, reflecting the results experienced at certain FBO locations which the Company eliminated during the year.

         The Company's cost of revenues increased by $7,208,000 to $14,618,000 for the year ended June 30, 1998 from $7,410,000 for the year ended June 30, 1997. This increase in cost of revenues resulted primarily from the acquisition of CAS and opening of the Portland paint facility. Cost of revenues also increased as a percentage, relative to net revenue, to 80%, for the fiscal year ended June 30, 1998 from 76% for the year ended June 30, 1997. This increase is the result of increases in FBO Operations activities, which generate lower gross margins than the Company's other operations. FBO Operations constituted a larger portion of total activities in fiscal 1998 versus fiscal 1997.

         The Company's operating expenses increased by $2,905,000 to $5,366,000 for the year ended June 30, 1998 from $2,461,000 for the year ended June 30, 1997. This increase in operating expenses resulted primarily from CAS operating expenses of $912,000, goodwill and depreciation increases of $281,000, expenses from marginal FBO and Ground Service locations terminated during the year of $413,000, and certain nonrecurring corporate overhead expenses of approximately $75,000.

         For income tax purposes, the Company has available at June 30, 1998, unused federal net operating loss carryforwards of approximately $2,700,000, which may be applied against future taxable income of the Company, expiring in various years from 2005 to 2018. Net operating losses related to businesses acquired are subject to certain annual limitations on their usage. The Company believes it is more likely than not that substantially all net operating loss carryforwards will be utilized in the future. A valuation allowance totaling $383,000 has been recorded principally related to the CAS acquisition.


FINANCIAL CONDITION AND LIQUIDITY

         Prior to January 1996, the Company financed its operations and capital expenditures from a combination of cash generated from operations, bank loans, leases and invested capital from the sole shareholder. In January 1996, the Company commenced a private placement, generating net proceeds approximating $1.2 million, to acquire the stock of Pride and for general working capital purposes.

         The Company made capital expenditures during the year ended June 30, 1998 and June 30, 1997 of $776,000 and $414,000, respectively. The majority of capital expenditures incurred during the aforementioned periods relates to equipment purchased to enhance the existing operating facilities and computerized systems. The Company anticipates capital expenditures during the forthcoming year at or below the level incurred in the current fiscal year in connection with projects at existing paint and ground service locations.

         In February 1997, the Company completed a private offering of $500,000 of its 10% Bridge Notes. The proceeds of this offering were used to fund the costs of the Company's initial public offering, and for general working capital and operating purposes.

         The Company realized approximately $5.2 million of net proceeds from the IPO in August 1997. The proceeds have been used to repay the 10% Bridge Notes, fund the cash portions of the CAS and Aero Design acquisitions, repay bank and other indebtedness, purchase machinery and equipment, and for general working capital for operations and other corporate purposes. The Company's capital structure has improved significantly as a result of completing the IPO, and it has been successful in funding acquisitions via the issuance of Common Stock.

         In August 1998 the Company entered into a $3,000,000, three-year working capital financing arrangement with The CIT Group/Credit Finance, Inc. The Company believes that funds available under this credit line and other debt financing, together with cash generated from operations will be adequate for its anticipated cash needs. Accelerated growth from current levels or additional acquisitions may require additional debt or equity financing from external funding sources. At October 12, 1998, the outstanding balance was $1,097,000, which was substantially related to the repayment of the $855,000 in short term borrowings outstanding at June 30, 1998.

         As part of its growth strategy, the Company intends to pursue acquisitions of related aviation businesses. Management believes financing for such acquisitions will be provided from operations, bank financing and through additional security offerings.

YEAR 2000 COMPLIANCE ISSUES

         The Company's customers and vendors comprise major commercial passenger and freight airlines and related maintenance and service businesses that serve the airline and aviation maintenance industry. Additionally, these airlines utilize aircraft and other flight and computer equipment in the ongoing management of their businesses. The industry in general is regulated by and overseen by the Federal Aviation Administration, which itself operates flight maintenance, regulation, and control functions for the industry at large.

         The Company is presently working with its major customers and vendors to define and implement Year-2000 safeguards and systems management procedures. The nature and severity of such issues is difficult to detect and measure, however, and significant business interruptions from Year-2000 system breakdowns within the aviation industry may occur, the impact of which may be material in scope and amount. There can be no assurance that all Year-2000 issues will be properly identified, assessed, and that related remediation and testing will be effected in a timely manner, resulting in no material adverse effect on the Company's results of operations or an adverse effect on its relationships with customers, suppliers and others.

         The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year-2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company plans to complete such analysis and contingency planning during the forthcoming fiscal year.

         The costs of the Company's Year-2000 identification, assessment, remediation and testing efforts and the date by which the Company believes it will complete such efforts are based upon management's best estimates, which are derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. However, there can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that might cause such material differences include but are not limited to the availability and cost of personnel trained in Year-2000 issues, the ability to identify assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties.

Following is a summary of the principle areas of Year-2000 exposure and the status of Company efforts to monitor, measure, and implement protective measures:

     a) Accounting and financial record-keeping: CAS is presently utilizing a mainframe-based system that the Company intends to replace during fiscal 1999 with a PC-based system. All systems presently under consideration by CAS are represented by vendors to be Year-2000 compliant. The costs of these upgrades and installation is expected to be less than $50,000, and should be completed during fiscal 1999. The Company's other subsidiaries utilize off-the-shelf accounting and payroll software, operated on standard personal computer servers and hardware. These systems have been or will shortly be upgraded in accordance with vendor upgrade packages represented to be Year-2000 compliant, and the Company does not expect any material cost or exposure with respect to these systems. Management intends to continue internal testing of this and other related systems, including the future use of third-party verification tests where appropriate.

     b) Automated transfer of receipts and deposits with lenders and bank depositories: The Company utilizes automated transfer telecommunications and PC-based software to transfer monies between divisions and their respective banks and lenders. The Company has endeavored to confirm that such institutions have installed sufficient Year-2000 compliant systems and procedures to ensure routine operations, and believes that business disruption risk from this area is presently minimal.

     c) Parts suppliers' database access capabilities: Through CAS, the Company is a parts distributor for Cessna and other manufacturers of aircraft replacement parts. CAS utilizes proprietary software provided by certain of these suppliers in making and processing parts orders, inventory pricing, and sales management. This software is accessed by the Company using standard computer modems, which the Company believes to be Year-2000 compliant. The Company is communicating with Cessna and other key vendors to determine their specific areas of potential Year-2000 exposure. According to these vendors, such systems are either Year-2000 compliant or they have in place plans to upgrade such systems before the end of 1999.

                          ITEM 7. FINANCIAL STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS OF AVIATION GROUP, INC. AND SUBSIDIARIES
Report of Independent Accountants dated October 12, 1998 by
         PricewaterhouseCoopers LLP                                        F-1
Consolidated balance sheets as of June 30, 1998 and June 30, 1997          F-2
Consolidated statements of operations for the year ended June 30, 1998
         and  the year ended June 30, 1997                                 F-3
Consolidated statements of changes in shareholders' equity for the year
         ended June 30, 1998 and for the year ended June 30, 1997          F-4
Consolidated statements of cash flows for the year ended June 30, 1998
         and for the year ended June 30, 1997                              F-5
Notes to consolidated financial statements                                 F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Aviation Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Aviation Group, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
October 12, 1998

                      AVIATION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   June 30,         June 30,
                                                                     1998            1997
                                                                     ----            ----
ASSETS
Current Assets
     Cash and cash equivalents                                 $    509,000      $    188,000
     Restricted time deposit                                        200,000                --
     Accounts receivable, net                                     2,020,000           796,000
     Inventory, net                                               1,513,000           240,000
     Deferred income taxes                                           88,000            40,000
     Prepaid expenses and other                                     129,000           710,000
                                                               ------------      ------------
         Total Current Assets                                     4,459,000         1,974,000
                                                               ------------      ------------

Property and equipment                                            4,812,000         2,903,000
Less: accumulated depreciation                                   (1,099,000)         (583,000)
                                                               ------------      ------------
                                                                  3,713,000         2,320,000
                                                               ------------      ------------

Goodwill, net                                                     3,135,000           752,000
Deferred income taxes                                               112,000                --
Other                                                               181,000            65,000
                                                               ------------      ------------
                                                                  3,428,000           817,000
                                                               ------------      ------------
Total Assets                                                   $ 11,600,000      $  5,111,000
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt                      $    625,000      $    488,000
     Current portion of capital lease obligations                    71,000            14,000
     Bridge notes payable                                                --           436,000
     Other short-term borrowings                                    855,000           256,000
     Accounts payable                                             1,424,000           769,000
     Accrued interest                                                44,000            24,000
     Income taxes payable                                            25,000            20,000
     Accrued and other liabilities                                1,023,000           483,000
                                                               ------------      ------------
         Total Current Liabilities                                4,067,000         2,490,000
                                                               ------------      ------------

Long-Term Liabilities
     Long-term debt, net of current maturities                      723,000         1,211,000
     Capital lease obligations, net of current maturities           181,000            66,000
     Loan from shareholder                                           15,000            15,000
     Deferred income taxes                                               --           100,000
                                                               ------------      ------------
         Total Long-Term Liabilities                                919,000         1,392,000
                                                               ------------      ------------

Total Liabilities                                                 4,986,000         3,882,000
                                                               ------------      ------------

Commitments and Contingencies (Note K)

Shareholders' Equity
     Preferred Stock, $.01 par value, 5,000,000
         shares authorized, none outstanding                             --                --
     Common Stock, $.01 par value, 10,000,000
         shares authorized, 3,296,601 and 1,600,250 shares
         issued and outstanding, respectively                        33,000            16,000
     Additional paid-in capital                                   8,957,000         1,951,000
     Retained deficit                                            (2,376,000)         (738,000)
                                                               ------------      ------------
         Total Shareholders' Equity                               6,614,000         1,229,000
                                                               ------------      ------------
Total Liabilities and Shareholders' Equity                     $ 11,600,000      $  5,111,000
                                                               ============      ============


  The accompanying notes are an integral part of these consolidated financial statements.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years Ended June 30,
                                                                 --------------------
                                                                1998              1997
                                                                ----              ----
Revenue                                                     $ 18,244,000      $  9,718,000

Cost of Revenue                                               14,618,000         7,410,000
                                                            ------------      ------------

   Gross Profit                                                3,626,000         2,308,000
                                                            ------------      ------------

General and Administrative Expenses                            4,672,000         2,048,000
Depreciation and Amortization                                    694,000           413,000
                                                            ------------      ------------
                                                               5,366,000         2,461,000
                                                            ------------      ------------

   Loss From Operations                                       (1,740,000)         (153,000)
                                                            ------------      ------------

Other Income (Expenses)
   Interest Income                                               116,000             2,000
   Other, net                                                     13,000                --
   Interest Expense                                             (386,000)         (377,000)
                                                            ------------      ------------
                                                                (257,000)         (375,000)
                                                            ------------      ------------

Loss Before Provision for Income Taxes                        (1,997,000)         (528,000)

Provision (Benefit) for Income Taxes                            (359,000)          (52,000)
                                                            ------------      ------------

Net Loss                                                    $ (1,638,000)     $   (476,000)
                                                            ============      ============

 Loss per common and
 common equivalent share-Basic and Diluted                  $      (0.54)     $      (0.27)
                                                            ============      ============

 Weighted average common and
 common equivalent shares outstanding-Basic and Diluted        3,059,632         1,759,707
                                                            ============      ============



  The accompanying notes are an integral part of these consolidated financial statements.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                     Common Stock             Additional          Retained
                                                 ----------------------        Paid In            Earnings
                                                 Shares          Amount        Capital            (Deficit)          Total
                                                 ------          ------        -------            --------           -----
Balance, June 30, 1996                          1,600,250     $    16,000     $ 1,701,000      $  (262,000)     $ 1,455,000

Bridge Notes Warrants (Note G)                         --              --         250,000               --          250,000

Net loss                                               --              --              --         (476,000)        (476,000)
                                              -----------     -----------     -----------      -----------      -----------

Balance, June 30, 1997                          1,600,250          16,000       1,951,000         (738,000)       1,229,000

Issuance of shares and warrants in
  connection with initial public offering       1,150,000          11,500       5,168,500               --        5,180,000

Issuance of shares in connection
  with acquisition of Casper Air
  Service, Inc.                                   153,565           1,600         881,400               --          883,000

Stock warrants issued in connection
  with acquisitions                                    --              --          26,000               --           26,000

Issuance of shares in connection
with acquisition of Aero Design, Inc.
  and Battery Shop, LLC                           134,068           1,400         545,600               --          547,000

Issuance of shares in connection with
  Bridge Notes Warrants                            43,478             400            (400)              --               --

Issuance of shares in connection with
  conversion of LEDC convertible note              82,153             800         367,200               --          368,000

Issuance of shares in connection with
  conversion of 10% convertible note                  975              --           3,000               --            3,000

Stock warrants exercised                          129,112           1,300            (300)              --            1,000

Issuance of shares in connection with
  payment of note payable                           3,000              --          15,000               --           15,000


Net Loss                                               --              --              --       (1,638,000)      (1,337,000)
                                              -----------     -----------     -----------      -----------      -----------

Balance, June 30, 1998                          3,296,601     $    33,000     $ 8,957,000      $(2,376,000)     $ 6,915,000
                                              ===========     ===========     ===========      ===========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended June 30,
                                                                             --------------------
                                                                            1998             1997
                                                                            ----             ----
Cash Flows From Operating Activities:
Net Loss                                                                $(1,638,000)     $  (476,000)
Adjustments to Reconcile Net Loss
 to Net Cash Provided (Used) by Operating Activities:
   Depreciation and amortization                                            694,000          413,000
   Accredited interest                                                       64,000          186,000
   Deferred income taxes                                                   (359,000)         (72,000)
   (Increase) decrease in accounts receivable                              (587,000)        (152,000)
   (Increase) decrease in inventories                                       567,000          (97,000)
   (Increase) decrease in prepaids and other current assets                  70,000           (4,000)
   Increase (decrease)in accounts payable                                   275,000          195,000
   Increase (decrease) in income taxes payable                               (4,000)          20,000
   Increase (decrease) in interest payable                                   20,000          (12,000)
   Increase (decrease) in accrued and other liabilities                     394,000          124,000
   Other                                                                     73,000          (25,000)
                                                                        -----------      -----------
Net Cash Provided (Used) by Operating Activities                           (431,000)         100,000
                                                                        -----------      -----------

Cash Flows From Investing Activities:
   Cash paid for acquisitions                                            (2,235,000)        (119,000)
   Payments for hangar facility costs                                       (35,000)         (91,000)
   Advances (to) from related parties                                        29,000          (38,000)
   Purchase of certificate of deposit                                      (200,000)              --
   Proceeds from redemption of certificate of deposit                       100,000               --
   Proceeds from sale of marketable securities                              113,000               --
   Payments for property and equipment additions                           (776,000)        (414,000)
                                                                        -----------      -----------
Net Cash Used by Investing Activities                                    (3,004,000)        (662,000)
                                                                        -----------      -----------

Cash Flows From Financing Activities:
   Proceeds from short-term borrowings                                      720,000          102,000
   Repayments of short-term borrowings                                     (606,000)         (69,000)
   Proceeds from issuance of Bridge Notes and Warrants                           --          500,000
   Repayment of Bridge Notes                                               (500,000)              --
   Proceeds from issuance of long-term debt                                 225,000          283,000
   Principal payments on long-term debt                                  (1,647,000)        (128,000)
   Payment of Initial Public Offering costs                                      --         (384,000)
   Proceeds from issuance of common stock                                 5,564,000               --
   Deferred financing costs                                                      --          (11,000)
                                                                        -----------      -----------
Net Cash Provided  by Financing Activities                                3,756,000          293,000
                                                                        -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                        321,000         (269,000)

Cash and Cash Equivalents at Beginning of Year                              188,000          457,000
                                                                        -----------      -----------

Cash and Cash Equivalents at End of Year                                $   509,000      $   188,000
                                                                        ===========      ===========

Supplemental Disclosure of Cash Paid for Interest and Income Taxes:
   Cash paid for interest                                               $   287,000      $   203,000
   Cash paid for income taxes                                                 4,000               --

Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
   Issuance of common stock  and warrants in
      connection with  acquisitions                                     $ 1,456,000      $        --
   Machinery and equipment acquired under capital leases                    183,000           80,000
   Conversion of Notes Payable to Common Stock                              371,000               --



  The accompanying notes are an integral part of these consolidated financial statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Aviation Group, Inc. (the "Company") (a Texas corporation) was formed on December 4, 1995 for the purposes of combining certain aircraft service operations formerly owned by The Sanders Companies, Inc. ("Sanders") and to acquire additional aircraft servicing related businesses. Sanders was 100% owned by Lee Sanders, Chairman and chief executive officer of the Company. On February 21, 1996, the Company acquired Pride Aviation, Inc. ("Pride") in a business combination accounted for as a purchase. Pride operates a Federal Aviation Administration ("FAA") approved repair station and provides aircraft painting and maintenance services. In August 1997, the Company acquired Casper Air Service, Inc. ("CAS"). CAS is a full service fixed base operation ("FBO") located at Natrona County International Airport in Casper, Wyoming and offers aircraft line services, repair and maintenance and parts distribution. In March 1998, the Company acquired all of the outstanding common stock of Aero Design, Inc. and all of the outstanding ownership interests of Battery Shop, LLC (collectively, "Aero Design"), two sister companies involved in the manufacturing and overhaul of replacement batteries for the aviation industry (See Note C).

In August 1997, the Company completed an initial public offering ("IPO") of its common stock (See Note M).

The Company is currently organized into three business segments: overhaul services, ground handling and services, and fixed base operation ("FBO") and airport management. The overhaul services division provides painting and paint stripping services for commercial and freight aircraft at the Company's FAA approved repair stations in New Iberia, Louisiana and Portland, Oregon. The ground handling and services division provides aircraft ground handling and light catering services to a variety of passenger and freight airlines at DFW airport in the Texas. The FBO and airport management division provides fuel and light maintenance services to general aviation, corporate and light freight aircraft customers at airports in Casper, Wyoming.



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The accompanying consolidated financial statements present the consolidated results of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------
Revenues are recognized as services are performed.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997

Restricted Time Deposit
-----------------------
The Company's restricted time deposit consists of a bank certificate of deposit which matures in October 1998. The certificate of deposit collateralizes an open letter of credit (See Note K) and is restricted as to withdrawal as long as the associated letter of credit is outstanding.

Accounts Receivable
-------------------
The Company uses the allowance method in accounting for losses on billed and unbilled accounts receivable. Provision for losses on trade receivables is made in amounts estimated to be adequate to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by management that payment will not be received. Any subsequent receipts are credited to the allowance. Bad debt expense charged to operations for the years ended June 30, 1998 and 1997 was $130,000 and $6,000, respectively. The allowance for doubtful accounts was $75,000 and $19,000 at June 30, 1998 and 1997, respectively.

Inventory
---------
Aircraft held for resale are valued at the lower of cost or market, with cost determined by the specific identification method. Parts and supplies inventories are stated at the lower of cost or market, with cost determined by the average costing method. Provision is made for estimated excess and obsolete inventories.

Goodwill
--------
Goodwill represents the cost in excess of fair value of the net assets (including tax attributes) acquired in acquisitions. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 25 years. Amortization expense for the years ended June 30, 1998 and 1997 was $99,000 and $50,000, respectively. Accumulated amortization totaled $166,000 and $67,000 at June 30, 1998 and 1997, respectively. During 1997, goodwill was reduced by $173,000 as a result of the determination of certain tax attributes related to the Pride acquisition.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation has been provided using straight line and double declining balance methods over the estimated useful lives of the assets which range from 5 to 30 years.

Long-Lived Assets
-----------------
It is the Company's policy to periodically review the net realizable value of its long-lived assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the company believes no impairment of long-lived assets exists at June 30, 1998.

Income Taxes
------------
The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No.109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997

Earnings (Loss) Per Common Share
--------------------------------
In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997, which establishes standards for computing and presenting earnings per share ("EPS"). The Company has adopted SFAS No. 128 in fiscal 1998.


In accordance with SFAS 128, basic EPS, except as noted below, excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into, or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years ended June 30, 1998 and 1997, shares used in the calculation of basic and diluted EPS were equivalent. Debt and equity instruments, convertible into 1,973,922 and 450,266 shares of stock at June 30, 1998 and 1997, respectively, were excluded from the computation of diluted EPS because their inclusion would have been antidilutive.


During fiscal periods preceding the year ended June 30, 1997, the Company issued common stock and warrants with issuance and exercise prices below that of the price of the Company's IPO common stock offering. Pursuant to Securities and Exchange Commission requirements, the dilutive effect of these securities has been included in the basic EPS calculation as if they were outstanding as of the beginning of the periods presented with the dilutive effect measured using the treasury stock method.

New Pronouncements
------------------
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 is not expected to have a significant impact to the Company. See Note R for business segment information.

Fair Value of Financial Instruments
-----------------------------------
For certain of the Company's financial instruments, including cash equivalents, accounts receivable, short-term borrowings and accounts payable, the carrying amounts approximate fair value due to their short maturities. The carrying amount reported for long-term debt approximates fair value based on current interest rates for debt with similar terms and maturities.

Reclassifications
-----------------
Certain reclassifications have been made to prior period amounts to conform to the current year presentation.


NOTE C - ACQUISITIONS

Casper Air Service, Inc.
------------------------
Concurrent with the IPO in August 1997, the Company acquired all of the outstanding common stock of CAS, a full-service FBO in Casper, Wyoming. CAS offers aircraft line services, aircraft repair and maintenance, parts distribution and aircraft sales. The purchase price of $2,400,000 included $1,167,000 in cash, 153,565 shares of Common Stock valued at approximately $883,000 and transaction costs. The acquisition was accounted for using the purchase method and the purchase price has been allocated to the net assets acquired based on their estimated fair values. The transaction was closed on August 19, 1997 and the results of CAS are included in the accompanying financial statements beginning August 20, 1997. The excess of the purchase price over the fair value of the net assets acquired (including tax attributes) of

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997


$1,041,000 has been recorded as goodwill and is being amortized using the straight-line method over 20 years.

Casper Air Service is located at the Natrona County International Airport in Casper, Wyoming.

Aero Design, Inc. and Battery Shop, LLC
---------------------------------------
In March 1998, the Company acquired all of the outstanding common stock and ownership interests of Aero Design. Aero Design is involved in the manufacturing and overhaul of replacement batteries for the aviation industry. The purchase price of $1,550,000 included $753,000 in cash and 134,068 shares of Common Stock valued at approximately $547,000 and transaction costs. The terms of the acquisition agreement provide for additional consideration to be paid if Aero Design's results of operations exceed certain targeted levels. The Company also agreed to protect the sellers from losses (up to $450,000) realized upon the resale of the Company's stock for a period of 540 days from closing of the acquisition. The acquisition was accounted for using the purchase method and the purchase price has been allocated to the net assets acquired based on their estimated fair values. The transaction was closed on March 23, 1998 and the results of Aero Design are included in the accompanying financial statements beginning March 24, 1998. The excess of the purchase price over the fair value of the net assets acquired (including tax attributes) of $1,442,000 has been recorded as goodwill and is being amortized using the straight-line method over 25 years.

Aero Design, Inc. and Battery Shop, LLC are located outside Nashville,
Tennessee.

Supplemental Pro Forma Results of Operations (Unaudited)
-------------------------------------------------------
The following unaudited pro forma summary presents the consolidated results of operations for the year ended June 30, 1998 as if the CAS and Aero Design acquisitions had occurred as of the beginning of the Company's fiscal years (July 1, 1997 and 1996, respectively). The summarized information does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                                                            1998              1997
                                                                            ----              ----
          Revenues                                                      $ 19,838,000      $ 18,445,000
          Net income (loss)                                             $ (1,572,000)     $   (227,000)
          Net income (loss) per share (basic and diluted)               $      (0.50)     $      (0.11)

Adjustments made in arriving at pro forma unaudited results of operations included adjustments related to discontinued charter operations, additional depreciation expense, amortization of goodwill and related tax adjustments.

NOTE  D - INVENTORIES

Inventories consisted of the following at June 30, 1998 and 1997:

                                                  1998             1997
                                                  ----             ----
              Aircraft held for sale          $    434,000     $         --
              Parts and supplies                 1,079,000          240,000
                                              ------------     ------------
                                              $  1,513,000     $    240,000
                                              ============     ============

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997


NOTE  E - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 1998 and 1997:

                                                                                1998             1997
                                                                                ----             ----
              Deferred IPO costs                                            $        --      $    384,000
              Capitalized costs related to Casper Air Service acquisition            --           119,000
              Capitalized facility acquisition costs                                 --           115,000
              Deferred debt issue costs                                              --            11,000
              Due from affiliates                                                  9,000           38,000
              Prepaid expenses and other                                         120,000           43,000
                                                                            ------------     ------------
                                                                            $    129,000     $    710,000
                                                                            ============     ============


NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 1998 and 1997:


                                                                                1998             1997
                                                                                ----             ----
              Machinery and equipment                                       $  2,754,000     $  1,965,000
              Buildings and leasehold improvements                               971,000          577,000
              Furniture, fixtures and office equipment                           377,000          163,000
              Aircraft and vehicles                                              710,000          198,000
                                                                            ------------     ------------
                                                                               4,812,000        2,903,000
              Less: accumulated depreciation                                  (1,099,000)        (583,000)
                                                                            ------------     ------------
                                                                            $  3,713,000     $  2,320,000
                                                                            ============     ============

Depreciation expense charged to operations for the years ended June 30, 1998 and 1997 was $595,000 and $363,000, respectively.


NOTE G - SHORT-TERM BORROWINGS

10% Unsecured Bridge Notes
--------------------------
In February 1997, the Company issued $500,000 of 10% unsecured subordinated bridge notes. The proceeds from these notes were used to fund the cost of the Company's IPO and for general working capital purposes. As required by the terms of the notes, the Company issued $250,000 of common stock at the IPO price (43,478 shares) because the IPO was successfully completed prior to September 30, 1997. Accordingly, $250,000 of the proceeds from the issuance of the notes was allocated to equity and credited to paid in capital, and the notes payable were recorded at a corresponding discounted amount of $250,000. The discount was amortized over the period through the effective date of the IPO. Discount accretion charged to interest expense totaled approximately $64,000 and $186,000 for the periods ended June 30, 1998 and 1997, respectively. Costs associated with the issuance of the notes were amortized to interest

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997


expense using the effective rate method. The notes were repaid in full in August 1997 after completion of the IPO.

Other Short Term Borrowings
---------------------------
Other short-term borrowings consisted of the following at June 30, 1998 and 1997:

                                                                                        1998                 1997
                                                                                        ----                 ----
           $250,000 line of credit  facility  with a Bank and  guaranteed by  the  U.S.  Small  Business  Administration.  The  line  of credit  bears  interest  at a rate of prime plus 2% (10.50% at
           June 30,  1997).  The line of  credit  was  repaid  in full in
           August 1997 using proceeds from the IPO.                                  $       --           $ 248,000


           Note payable to a bank, bearing interest at a rate of prime plus 1.0%
           (9.5% at June 30, 1998), entire principal payable at maturity in
           May, 1998. This note was repaid in full in  September  1998
           using  proceeds  from the line of  credit discussed in Note S.               700,000                  --

           $250,000 line of credit facility with a Bank bearing interest at a rate of prime plus 0.5% (9.0% at June 30, 1998) and maturing in
           September 1998. The line of credit was repaid in full in September
           1998 using proceeds from the line of credit discussed in Note S.             155,000                  --

           Other                                                                             --               8,000
                                                                                     ----------           ---------
           Total other short-term borrowings                                         $  855,000           $ 256,000
                                                                                     ==========           =========

NOTE H - ACCRUED LIABILITIES

Accrued and other liabilities consisted of the following at June 30, 1998 and 1997:

                                                      1998             1997
                                                      ----             ----
              Accrued warranty claims         $    266,000     $    171,000
              Accrued wages payable                179,000          127,000
              Accrued rent                          60,000              --
              Deferred revenues                     66,000              --
              Other                                452,000          185,000
                                              ------------     ------------
                                              $  1,023,000     $    483,000
                                              ============     ============

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997


The Company generally warrants its products and services against defects in material and workmanship based on contract terms with customers. The Company records an estimated liability for warranty claims, based on actual claims experience, at the time the products and services are provided and revenue is recognized. Warranty claims, which are netted against revenue, totaled $115,000 and $85,000 for the years ended June 30, 1998 and 1997, respectively.


NOTE I - LONG-TERM DEBT

         Long-term debt consisted of the following at June 30, 1998 and 1997:

                                                                                        1998                 1997
                                                                                        ----                 ----
           Convertible notes payable, payable in quarterly installments totaling
           $72,000 beginning April 1, 1998, bearing interest at 10%, maturing
           March 1, 2001 and secured by the Company's shares of common stock of
           Pride Aviation, Inc. The notes are convertible into shares of common stock of the Company at conversion prices ranging from $3.00 to $4.50
           per share, subject to adjustment for certain equity transactions.         $  811,000         $   884,000

           Convertible notes payable to Louisiana Economic Development
           Corporation dated March 1, 1996, payable in 60 monthly installments of $3,800, including interest at 7.38% and one final installment of the remaining unpaid balance on March 1, 2001. The note is secured by pledge of certain shares of common stock, accounts receivable, inventory and equipment of Pride. The note was converted into 82,153 shares of common stock of the Company at a price of $4.50 per share
           in August 1997.                                                                   --             372,000

           Note payable to Jerry R. Webb, payable in full on May 13, 1998, bearing interest at 18.0% payable monthly. The note is secured by pledge of certain shares of common stock, accounts receivable, inventory and equipment of Pride. See note below.
                                                                                             --             283,000
           Various notes payable to a bank, payable on demand, or if no demand is made in monthly installments totaling $2,621, including interest at rates ranging from 9.5% to 10.0% maturing October 1999 to December
           2002, secured by certain aircraft and equipment.                              79,000                  --

           Various notes payable to aircraft finance company, payable in varying installments, including interest at prime plus 2.0% (10.5% at June
           30, 1998), maturing December 1998 to June 2003, secured by certain
           aircraft and equipment.                                                      311,000                  --

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997


                                                                                        1998                 1997
                                                                                        ----                 ----
           Various notes payable to vehicle finance companies, payable in varying installments, including interest at rates ranging from 2.9%
           to 14.0%, maturing through April 2002 and secured by certain
           vehicles.                                                                     47,000              47,000


           Other                                                                        100,000             113,000
                                                                                     ----------          ----------

           Total                                                                      1,348,000           1,699,000

           Less: Current maturities of long-term debt                                  (625,000)           (488,000)
                                                                                     ----------          ----------

           Total long-term debt                                                      $  723,000          $1,211,000
                                                                                     ==========          ==========

Notes payable with due on demand provisions have been classified as a current liability in the accompanying balance sheets.

On May 15, 1997, when the outstanding principal balance of the Company's note to Sunbelt Business Capital, L.L.C. was $83,000, Sunbelt Business Capital, L.L.C. sold the Note to Jerry R. Webb, who at the same time loaned an additional $200,000 to the Company. The entire $283,000 debt to Mr. Webb was restructured and restated in the form of a new note payable. On July 9, 1997 the Company borrowed an additional $144,000 from Jerry Webb to fund IPO costs and for general working capital purposes and agreed to repay Mr. Webb $150,000 on August 1, 1997. The maturity date of the note was extended and this note, together with the existing note to Mr. Webb for $283,000 at June 30, 1997, was repaid in late August 1997. The notes restricted the prepayment of the principal. Mr. Webb allowed the notes to be prepaid in exchange for issuance of 3,000 shares of common stock. One of the Company's directors owned a participation interest in a portion of the debt owed to Mr. Webb by the Company. (See Note N)

Maturities of long-term debt are as follows:

                  1999                         $    625,000
                  2000                              354,000
                  2001                              280,000
                  2002                               58,000
                  2003                               31,000
                                               ------------
                                                  1,348,000
                                               ============


NOTE J - LEASES

Capital Leases
--------------
The Company leases certain machinery and equipment under arrangements classified as capital leases. Machinery and equipment recorded under capital leases totaled $263,000 at June 30, 1998 and $80,000 at June 30, 1997. Amortization expense associated with assets held under capital leases is included in depreciation and amortization expense for the years ended June 30, 1998 and 1997.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997


Future minimum lease payments at June 30, 1998, together with the present value of the minimum lease payments are:

                  1999                                           $    104,000
                  2000                                                102,000
                  2001                                                 89,000
                  2002                                                 15,000
                  2003                                                 10,000
                  Thereafter                                               --
                                                                 ------------
                  Total minimum lease payments                        320,000
                  Less: amount representing interest                  (68,000)
                                                                 -------------
                  Total present value of minimum lease payments       252,000
                  Less: current portion                               (71,000)
                                                                 ------------
                  Long-term obligation                           $    181,000
                                                                 ============

Operating Leases
----------------
The Company leases various equipment and office and hanger facilities under cancelable and noncancelable rental arrangements. Rental expenses from operating leases and monthly rentals for the years ended June 30, 1998 and 1997 were $1,466,000 and $699,000, respectively.

Minimum future lease payments for non-cancelable operating leases for the next 5 years and thereafter are as follows:


                  1999                                           $    500,000
                  2000                                                440,000
                  2001                                                252,000
                  2002                                                204,000
                  2003                                                194,000
                  Thereafter                                        4,500,000
                                                                 ------------
                                                                 $  6,090,000
                                                                 ============





NOTE K - COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of Aero Design discussed in Note C, the Company entered into a royalty agreement which provides that the Company will pay the former owners of Aero Design a royalty of 2.5% of net revenues associated with new product license agreements developed during the 7 year period beginning with the acquisition date.

The Company entered into an agreement with a third party firm to provide financial advisory and consulting services to the Company. The terms of the agreements provide that the Company will pay the firm $125,000 in the event of a successful acquisition, capital infusion, financing or similar transaction. The agreement remains effective until canceled by either party.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997


The Company, in connection with the production of revenue, produces chemical waste, which is temporarily stored on the Company's premises. Costs for disposal are expensed by the Company as waste is produced. The provision for disposal of waste on hand totaled $29,000 and $10,000 as of June 30, 1998 and 1997 respectively, and is included in accrued liabilities in the accompanying balance sheet.

Certain of the Company's subsidiaries are partially self-insured for employee medical claims. Insurance with independent insurance carriers is maintained to cover medical claims in excess of self-insured limits. The Company's self-insured limits vary by month and policy year and are based on various factors including the number of employees and dependents covered and certain experience factors. In addition to aggregate annual and monthly limitations, the Company's exposure is further limited to specific limits per covered individual.

The Company was required to post an irrevocable $200,000 letter of credit in connection with a parts supplies agreement with Cessna Aircraft Company. The letter of credit expires in October 1998.

The Company is not involved in any pending legal proceedings which it believes will have a material effect on its results of operations, cash flow or financial position.


NOTE L - STOCK OPTIONS AND WARRANTS

1997 Stock Option Plan
-----------------------
The Company's 1997 Stock Option Plan (the "Option Plan") was adopted by the Company's Board of Directors and shareholders in February 1997. The purpose of the Option Plan is to provide increased incentives to key employees and directors of the Company to render services and exert maximum effort for the business success of the Company. The Company has reserved 150,000 shares of Common Stock for issuance upon exercise of such options.

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

In April 1998, the Company's Board of Directors approved the issuance of 78,000 incentive stock options. Of these, 59,000 were issued in replacement for and cancellation of previously issued options. The exercise price on all the options granted was the market price at the date of grant except for options for 50,000 shares which were granted at 110% of market price.

Warrant Issuances
-----------------
In connection with a private placement of stock in 1996, the Company issued 280,000 warrants to investment advisors and other parties. 200,000 warrants were issued with an exercise price of $1.00 per share and 80,000 with an exercise price of $2.50 per share. These warrants are exercisable currently and expire February 28, 1999. The exercise price and number of shares issuable under the warrants are subject to adjustment for certain equity transactions and other circumstances. The warrants also contain a

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997


"cashless" exercise feature whereby the warrants may be surrendered in exchange for a number of shares to be determined based on the difference between the exercise price and the market price for the Company's common stock. During the fiscal year ended June 30, 1998, holders of the $1.00 warrants surrendered 144,755 warrants to purchase 129,112 shares of common stock.

The Company issued 1,150,000 redeemable common stock purchase warrants in connection with its IPO discussed in Note M. These warrants entitle the holders to purchase, anytime after two years from the effective date of the offering,
1.058 shares of common stock per each warrant for $6.52. The warrants expire five years from the effective date of the IPO and are redeemable at a price of $0.10 per Warrant, with consent of the underwriter, upon 30 days written notice, provided that the average closing bid quotations or sales prices of the common stock equal or exceed $9.49 for 20 consecutive trading days ending on the tenth day prior to the date on which the Company gives notice of redemption.

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

In April 1998, the Board of Directors elected to grant 345,000 warrants to officers, directors and consultants of the Company. In addition, the Board approved the issuance of warrants to purchase 52,000 shares of Common Stock in replacement for and cancellation of previously issued options and warrants to purchase an aggregate of 52,000 shares of Common Stock. The exercise price on all the warrants granted was the market price at the date of grant.

SFAS No. 123 Information
------------------------
Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its outstanding stock purchase warrants and employee stock options under the fair value method of that statement. The fair value of each warrant and option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997.


                                                   1998            1997
                                                   ----            ----
              Dividend yield                       none             none
              Risk free interest rate             5.74%            6.44%
              Expected volatility                 0.30             0.28
              Expected lives (years)               5.5             7.0

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period, while the estimated fair value of the warrants is expensed on the grant date. The Company's pro forma net loss and earnings per share were as follows for the years ending June 30, 1998 and 1997:

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 31, 1998 and 1997


                                                                                1998             1997
                                                                                ----             ----
              Net Loss
                  As reported                                               $ (1,638,000)    $   (476,000)
                                                                            ============     ============
                  Pro forma                                                 $ (2,103,000)    $   (480,000)
                                                                            ============     ============
              Earnings per share-Basic and Diluted
                  As reported                                               $      (0.54)    $      (0.27)
                                                                            ============     ============
                  Pro forma                                                 $      (0.69)    $      (0.27)
                                                                            ============     ============

A summary of stock purchase warrant transaction and stock option transactions under the Option Plan is as follows:

                                                              Weighted
                                                               Average
                                                              Exercise
                                                 Number        Price
                                                 ------       --------
              Outstanding at June 30, 1996           --      $  --
                Granted                          60,500          5.54
                Exercised                            --         --
                Forfeited/Canceled               (4,000)         5.75
                                                -------      --------
              Outstanding at June 30, 1997       56,500          5.53
                Granted                         513,000          3.96
                Exercised                            --         --
                Forfeited/Canceled              (99,500)         6.86
                                                -------      --------
              Outstanding at June 30, 1998      470,000      $   3.54
                                                =======      ========


                                                              Weighted
                                                               Average
                                                              Exercise
                                                 Number        Price
                                                 ------       --------
              Exercisable Warrants and Options-
                  June 30, 1997                   19,300     $   5.10
                                                 =======     ========
                  June 30, 1998                  396,600     $   3.50
                                                 =======     ========
              Weighted average fair value of
                warrants and options granted
                during the years ended-
                  June 30, 1997                              $   1.85
                                                             ========
                  June 30, 1998                              $   1.57
                                                             ========

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 and 1997


The following table summarizes information about the stock purchase warrants and the fixed price stock options outstanding at June 30, 1998:


                                     Warrants and Options Outstanding              Warrants and Options Exercisable
                              -------------------------------------------------    --------------------------------
                                                 Weighted-
                                                   Average        Weighted-                           Weighted-
                                Outstanding at   Remaining        Average                             Average
                                  at June 30,   Contractual       Exercise         Exercisable at     Exercise
Exercise Prices                      1998       Life (years)        Price           June 30, 1998       Price
---------------               --------------    ------------      -------          --------------     --------
$3.50                             420,000           5.22             $3.50              396,000          $3.50
$3.85                              50,000           6.17             $3.85                   --          $  --



NOTE M - SHAREHOLDERS' EQUITY

Initial Public Offering
-----------------------
On August 19, 1997, the Company closed an initial public offering of its common stock and redeemable common stock purchase warrants. The Company sold 1,150,000 shares of common stock at a price of $5.75 per share and 1,150,000 common stock purchase warrants at a price of $0.10 per warrant. Proceeds from the stock offering totaled $5,180,000, net of approximately $1,548,000 of associated underwriting discounts and offering expenses, including $384,000 of expenses incurred through June 30, 1997.

Conversion of Convertible Notes Payable
---------------------------------------
In August 1997, the Louisiana Economic Development Corporation ("LEDC") exercised their conversion rights under the convertible note discussed in Note
I. In connection therewith, the Company issued 82,153 shares of common stock to the LEDC.

In April 1998, approximately $2,250 in principal amount of the Company's 10% convertible notes and associated accrued interest were converted into 975 shares of common stock at a price of $3.00 per share.


NOTE N - RELATED PARTY TRANSACTIONS

The Company has a consulting arrangement with a member of the Board of Directors. The consulting arrangement provides for monthly fees of $4,000 and reimbursement of certain expenses. The term of the current agreement extends through February 2000. Fees paid under this arrangement totaled $59,200 and $50,250 for the years ended June 30, 1998 and 1997, respectively.

The director above also owned a participation interest in $83,000 of the debt owed to Jerry R. Webb (See Note I).

In connection with the acquisition of Aero Design, the Company paid $25,000 in fees and issued 20,000 common stock warrants to RAS Securities, a company affiliated with a member of the Company's Board of Directors.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 and 1997


As of June 30, 1998 and 1997, the Company had amounts due from Sanders totaling $9,000 and $38,000, respectively. Such amounts are reflected as "Other current assets" in the accompanying balance sheets.

NOTE O - PROVISION FOR INCOME TAXES

The provision/(benefit) for income taxes consist of the following components:

                                                           1998             1997
                                                           ----             ----
              Current provision (benefit)              $         --     $     20,000
              Deferred taxes                               (359,000)         (72,000)
                                                       -------------    ------------
              Provision/(benefit) for income taxes     $   (359,000)    $    (52,000)
                                                       =============    =============

The following is a reconciliation of taxes computed at the federal statutory rate to the provision for income taxes included in the financial statements:

                                                                                1998              1997
                                                                                ----              ----
              Tax provision (benefit) computed by
                applying federal statutory rate                            $    (679,000)  $     (179,000)
              State income taxes, net of federal effects                         (35,000)          44,000
              Expenses not deductible for tax purposes (a)                        71,000           88,000
              Other                                                              (17,000)          (5,000)
              Valuation Allowance                                                301,000               --
                                                                            -------------    ------------
              Provision/(benefit) for income taxes                          $   (359,000)    $    (52,000)
                                                                            =============    ============

         -----------------
               (a) Principally goodwill amortization and the effect of Bridge
               Note interest accretion.

The net deferred tax amounts at June 30, 1998 and 1997 are presented on the balance sheet as follows:

                                                                                1998              1997
                                                                                ----              ----
              Current deferred tax asset                                    $     88,000     $     40,000
              Long-term deferred tax assets (liabilities)                        112,000         (100,000)
                                                                            ------------     ------------
                                                                            $    200,000     $    (60,000)
                                                                            ============     ============

Deferred tax assets and liabilities consisted of the following at June 30, 1998 and 1997:

                                                                                1998              1997
                                                                                ----              ----
              Assets
                  Net operating loss carryforward                           $    984,000     $    383,000
                  Investment tax credits                                          81,000              --
                  Other                                                           88,000           67,000
                                                                            ------------     ------------
                                                                               1,153,000          450,000
              Less: valuation allowance                                         (382,000)             --
                                                                            -------------    -----------
              Total deferred tax assets                                          771,000          450,000
                                                                            ------------     ------------

              Liabilities
                  Property and equipment                                        (571,000)        (483,000)
                  Other                                                              --           (27,000)
                                                                            ------------     ------------
              Total deferred tax liabilities                                    (571,000)        (510,000)
                                                                            -------------    ------------

              Net deferred tax assets                                       $    200,000     $    (60,000)
                                                                            ============     ============

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997


For income tax purposes, the Company has available at June 30, 1998, unused federal net operating loss carryforwards of approximately $2,700,000, which may be applied against future taxable income of the Company, expiring in various years from 2005 to 2018. Net operating losses related to businesses acquired are subject to certain annual limitations on their usage. The Company believes it is more likely than not that substantially all net operating loss carryforwards will be utilized in the future. A valuation allowance has been recorded, principally related to the CAS acquisition. During 1997, the net operating loss carryforward asset was increased, and goodwill reduced, by $173,000 as a result of the determination of certain tax attributes related to the Pride acquisition. Under the Internal Revenue Code, the utilization of net operating loss carryforwards could be limited if certain changes in ownership of the Company's common stock were to occur.


NOTE P - EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution ("401(k)") employee benefit plan, which is open to all employees meeting certain age and length of service requirements. Employees may contribute up to 15% of their compensation to the plan subject to statutory limits. Employer contributions to the plan are discretionary and no employer contributions have been made to date.


NOTE Q - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Substantially all of the Company's accounts receivable at June 30, 1998, resulted from sales to third party companies in the airline industry. This concentration of customers may impact the Company's overall credit risk either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. The Company believes that the risk is mitigated by the size, reputation and nature of its customers. Although the Company generally does not require collateral or other security to support customer receivables, it may have certain rights, such as the ability to place liens on aircraft serviced, in the event of nonpayment by its customers.

During the year ended June 30, 1998, the Company derived approximately 34% and 13%, of its revenues from United Airlines and Boeing, respectively, customers of its overhaul services division. During the years ended June 30, 1997, the Company derived approximately 75% of its revenues from United Airlines. Receivables due from United Airlines totaled approximately $205,000 and $92,000 at June 30,1998 and 1997, respectively.


NOTE R - BUSINESS SEGMENT INFORMATION

The following table summarizes financial information by the Company's three business segments and corporate for fiscal years 1998 and 1997:

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 and 1997



                                                                   1998            1997
                                                                   ----            ----
 Net revenues:
          Overhaul and service                                $ 10,536,000    $  8,096,000
          Ground handling and services                           1,462,000       1,070,000
          FBO and airport management                             6,246,000         552,000
          Corporate                                                     --              --
                                                              ------------    ------------
          Total                                               $ 18,244,000    $  9,718,000
                                                              ============    ============

 Operating income (loss):
          Overhaul and service                                $    402,000    $    258,000
          Ground handling and services                             (29,000)        151,000
          FBO and airport management                              (607,000)        (80,000)
          Corporate                                             (1,506,000)       (482,000)
                                                              -------------   ------------
          Total                                               $ (1,740,000)   $   (153,000)
                                                              =============   ============

 Total assets:
          Overhaul and service                                $  6,124,000    $  4,006,000
          Ground handling and services                             782,000         463,000
          FBO and airport management                             4,015,000         100,000
          Corporate                                                980,000         542,000
                                                              ------------    ------------
          Total                                               $ 11,901,000    $  5,111,000
                                                              ============    ============

 Depreciation and amortization:
          Overhaul and service                                $    457,000    $    401,000
          Ground handling and services                              49,000          11,000
          FBO and airport management                               181,000              --
          Corporate                                                  7,000           1,000
                                                              ------------    ------------
          Total                                               $    694,000    $    413,000
                                                              ============    ============

 Capital expenditures (including capital leases):
          Overhaul and service                                $    291,000    $    336,000
          Ground handling and services                             361,000         105,000
          FBO and airport management                               241,000          40,000
          Corporate                                                 66,000          13,000
                                                              ------------    ------------
          Total                                               $    959,000    $    494,000
                                                              ============    ============

There were no significant intersegment sales or transfers for either period. Operating income by business segment excludes interest and other miscellaneous income and interest expense. Corporate assets consist primarily of cash and cash equivalents and prepaid expenses.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1998 and 1997



NOTE S - SUBSEQUENT EVENTS

Acquisition of General Electrodynamics Corporation
--------------------------------------------------
In August 1998, the Company acquired all of the outstanding common stock of General Electrodynamics Corporation (a Texas corporation) ("GEC") and settled indebtedness to a former GEC Shareholder for consideration of 112,029 shares of common stock valued at approximately $340,000. Included in the next assets acquired was approximately $982,000 of bank debt. In addition, the Company agreed to remit to the former shareholder of GEC up to $300,000 of any collections from certain government contracts, net of direct expenses, received by GEC after the acquisition. GEC is an FAA approved repair station for aircraft weight and balance located in Arlington, Texas which manufactures, repairs and sells precision weight measurement devices for the aviation and transportation industries. The acquisition will be accounted for using the purchase method and the purchase price will be allocated to the net assets acquired based on their estimated fair values.

Line of Credit Facility
-----------------------

In August 1998, the Company's operating subsidiaries (other than GEC) obtained a $3,000,000 line of credit facility with The CIT Group/Credit Finance, Inc. for working capital management purposes. The line of credit bears interest at prime plus 1.5% and extends through August 2001. Amounts available for borrowings are based on the level and composition of the Company's accounts receivable and inventory. Amounts borrowed are repayable from lock box collections of the Company's accounts receivable. The line of credit is secured by a guarantee by the Company and liens on substantially all of the assets of the Company's operating subsidiaries (other than GEC). At October 12, 1998, the balance outstanding is $1,097,000 which was substantially used to repay the $855,000 of short term borrowings on the balance sheet at June 30, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required by this item with respect to the change in the Company's principal independent accountants from Arsement, Redd & Morella, L.L.C. to PricewaterhouseCoopers LLP, effective September 3, 1997, has been previously reported in the Company's Form 8-K Current Report dated September 3, 1997.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The discussions under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders of the Company scheduled to be held on November 20, 1998 (the "Proxy Statement") are incorporated herein by reference.


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

         3.1 Articles of Incorporation of the Company filed with the Texas Secretary of State, as amended*

         3.2        Amended and Restated Bylaws of the Company*

         4.1        Articles of Incorporation of the Company (filed as Exhibit
                    3.1)*

         4.2        Form of Certificate representing Common Stock*

         4.3        Form of Warrant Agreement dated August 13, 1997 between the
                    Company, Continental Stock Transfer & Trust Co., Inc., and
                    Duke & Co., Inc.*

         4.4 Form of Warrant Certificate (attached as Exhibit A to Form of Warrant Agreement filed as Exhibit 4.3)*

         4.5        Form of 10% Convertible Note of the Company maturing March
                    1, 2001*

         4.6        Form of Underwriter's Warrant Agreement dated August 13,
                    1997 by and between Company and Duke & Co., Inc.*

        10.1        Aviation Group, Inc. 1997 Stock Option Plan*

        10.2        First Amended and Restated Employment Agreement between
                    Company and Lee Sanders*

        10.3        Employment Agreement dated March 1, 1996, by and between the
                    Company and Paul Lubomirski*

        10.4        Consulting Agreement dated March 1, 1996, by and between the
                    Company and Charles E. Weed*

        10.5        Form of Warrant Agreement for warrants granted as of April
                    28, 1998 and table listing directors or executive officers who received warrants and related information.

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

        10.10       Loan and Security Agreement dated August 21, 1998 between
                    The CIT Group/Credit Finance, Inc. and Tri-Star Airline
                    Services, Inc., Pride Aviation, Inc., Casper Air Service,
                    Aero Design, Inc., and Pride Aviation Portland, Inc.

        10.11 Guaranty dated August 21, 1998 from the Company in favor of The CIT Group/Credit Finance, Inc.

        10.12       Employment Agreement dated August 1, 1998 between Thomas J.
                    Smith and the Company.

        10.13       Employment Agreement dated June 1, 1998 between Richard L.
                    Morgan and the Company.

        10.14 Amended and Restated Promissory Note dated March 1, 1996 in the original principal amount of $407,689.77 executed by Pride in favor of Louisiana Economic Development Corporation
                    ("LEDC")*

        10.15 Pledge Agreement dated March 1, 1996 from the Company in favor of LEDC*

        10.16 Exchange Agreement dated March 1, 1996 between the Company and LEDC*

        10.17       Form of 10% Convertible Note (included as Exhibit 4.5)*

        10.18 Form of Pledge Agreement from the Company in favor of holders of 10% Convertible Notes*

        10.19 Stock Purchase Agreement dated February 21, 1996, by and among the Company, Pride, Sunbelt Business Capital
                    Incorporated ("Sunbelt"), Sunbelt Business Capital L.L.C., and all the stockholders of Pride and Sunbelt (exhibits and schedules not included but will be provided supplementally to the Commission upon request)*

        10.20       Employment Agreement between Company and John Arcari*

       10.21        First Amendment to Consulting Agreement between Company and
                    Charles Weed*

       10.22        Second Amended and Restated Note dated May 13, 1997 made by
                    Pride payable to Jerry R. Webb in the original principal amount of $282,925.47*

       10.23        Agency Agreement dated January 19, 1996 between Company and
                    RAS Securities Corp.*

       10.24        Letter agreement dated May 9, 1997 between Company and RAS
                    Securities Corp. terminating part of Agency Agreement*

       10.25 First Amendment to Employment Agreement between the Company and Paul Lubomirski dated August 18, 1997*

       10.26        First Amendment to First Amended and Restated Employment
                    Agreement between the Company and Lee Sanders dated August
                    18, 1997*

       10.27        Second Amendment to First Amended and Restated Employment
                    Agreement between the Company and Lee Sanders dated August
                    28, 1998

       10.28 Warrant Agreement dated as of June 30, 1996 between Company and Richard L. Morgan, together with Warrant Certificate.*

       10.29        Warrant Agreement dated March 1, 1996 between Company and
                    RAS Securities Corp., together with form of warrant certificate.*

       10.30 Aircraft Paint Services Agreement dated April 24, 1998 between Federal Express Corporation and Pride Aviation,
                    Inc.**

       10.31        Stock Purchase Agreement dated as of August 28, 1998 among
                    Aviation Group, Inc., General Electrodynamics Corporation,
                    Omega Management Corporation and Thomas J.
                    Smith.***

       11.1         Statement regarding computation of per share earnings

       21.1         List of Subsidiaries of the Company

       27.1         Financial Data Schedule

       99.1 Forms of Lock-Up Agreements executed by certain of the Company's securityholders*

===============================================================================

* Incorporated herein by reference to the Form SB-2 Registration Statement of the Company (File No. 333-22727).

** Incorporated herein by reference to the Form 10-QSB Quarterly Report for the quarter ended March 31, 1998.

*** Incorporated by reference to the Form 8-K Current Report dated August 28,
    1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  October 13, 1998.

                                  AVIATION GROUP, INC.



                                  By: /s/ RICHARD L. MORGAN
                                      ------------------------------------
                                      Richard L. Morgan, Vice President & Chief
                                      Financial Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                  SIGNATURE                                 TITLE                          DATE
                  ---------                                 -----                          ----
         /s/ LEE SANDERS                    Chairman of the Board and Chief         October 13, 1998
         -------------------------------    Executive Officer
         Lee Sanders


         /s/ TOM SMITH                      President & Director                    October 13, 1998
         -------------------------------
         Tom Smith

         /s/ RICHARD L. MORGAN
         -------------------------------    Director, VP &CFO                       October 13, 1998
         Richard L. Morgan


         /s/ CHARLES WEED
         -------------------------------    Director                                October 13, 1998
         Charles Weed

         /s/ GORDON WHITENER
         -------------------------------    Director                                October 13, 1998
         Gordon Whitener


         -------------------------------    Director                                October __, 1998
         Robert A. Schneider

                                    EXHIBIT
                                     INDEX

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

         3.1 Articles of Incorporation of the Company filed with the Texas Secretary of State, as amended*

         3.2        Amended and Restated Bylaws of the Company*

         4.1        Articles of Incorporation of the Company (filed as Exhibit
                    3.1)*

         4.2        Form of Certificate representing Common Stock*

         4.3        Form of Warrant Agreement dated August 13, 1997 between the
                    Company, Continental Stock Transfer & Trust Co., Inc., and
                    Duke & Co., Inc.*

         4.4 Form of Warrant Certificate (attached as Exhibit A to Form of Warrant Agreement filed as Exhibit 4.3)*

         4.5        Form of 10% Convertible Note of the Company maturing March
                    1, 2001*

         4.6        Form of Underwriter's Warrant Agreement dated August 13,
                    1997 by and between Company and Duke & Co., Inc.*

        10.1        Aviation Group, Inc. 1997 Stock Option Plan*

        10.2        First Amended and Restated Employment Agreement between
                    Company and Lee Sanders*

        10.3        Employment Agreement dated March 1, 1996, by and between the
                    Company and Paul Lubomirski*

        10.4        Consulting Agreement dated March 1, 1996, by and between the
                    Company and Charles E. Weed*

        10.5        Form of Warrant Agreement for warrants granted as of April
                    28, 1998 and table listing directors or executive officers who received warrants and related information.

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

        10.10       Loan and Security Agreement dated August 21, 1998 between
                    The CIT Group/Credit Finance, Inc. and Tri-Star Airline
                    Services, Inc., Pride Aviation, Inc., Casper Air Service,
                    Aero Design, Inc., and Pride Aviation Portland, Inc.

        10.11 Guaranty dated August 21, 1998 from the Company in favor of The CIT Group/Credit Finance, Inc.

        10.12       Employment Agreement dated August 1, 1998 between Thomas J.
                    Smith and the Company.

        10.13       Employment Agreement dated June 1, 1998 between Richard L.
                    Morgan and the Company.

        10.14 Amended and Restated Promissory Note dated March 1, 1996 in the original principal amount of $407,689.77 executed by Pride in favor of Louisiana Economic Development Corporation
                    ("LEDC")*

        10.15 Pledge Agreement dated March 1, 1996 from the Company in favor of LEDC*

        10.16 Exchange Agreement dated March 1, 1996 between the Company and LEDC*

        10.17       Form of 10% Convertible Note (included as Exhibit 4.5)*

        10.18 Form of Pledge Agreement from the Company in favor of holders of 10% Convertible Notes*

        10.19 Stock Purchase Agreement dated February 21, 1996, by and among the Company, Pride, Sunbelt Business Capital
                    Incorporated ("Sunbelt"), Sunbelt Business Capital L.L.C., and all the stockholders of Pride and Sunbelt (exhibits and schedules not included but will be provided supplementally to the Commission upon request)*

        10.20       Employment Agreement between Company and John Arcari*

       10.21        First Amendment to Consulting Agreement between Company and
                    Charles Weed*

       10.22        Second Amended and Restated Note dated May 13, 1997 made by
                    Pride payable to Jerry R. Webb in the original principal amount of $282,925.47*

       10.23        Agency Agreement dated January 19, 1996 between Company and
                    RAS Securities Corp.*

       10.24        Letter agreement dated May 9, 1997 between Company and RAS
                    Securities Corp. terminating part of Agency Agreement*

       10.25 First Amendment to Employment Agreement between the Company and Paul Lubomirski dated August 18, 1997*

       10.26        First Amendment to First Amended and Restated Employment
                    Agreement between the Company and Lee Sanders dated August
                    18, 1997*

       10.27        Second Amendment to First Amended and Restated Employment
                    Agreement between the Company and Lee Sanders dated
                    August 28, 1998

       10.28 Warrant Agreement dated as of June 30, 1996 between Company and Richard L. Morgan, together with Warrant Certificate.*

       10.29        Warrant Agreement dated March 1, 1996 between Company and
                    RAS Securities Corp., together with form of warrant certificate.*

       10.30 Aircraft Paint Services Agreement dated April 24, 1998 between Federal Express Corporation and Pride Aviation,
                    Inc.**

       10.31        Stock Purchase Agreement dated as of August 28, 1998 among
                    Aviation Group, Inc., General Electrodynamics Corporation,
                    Omega Management Corporation and Thomas J.
                    Smith.***

       11.1         Statement regarding computation of per share earnings

       21.1         List of Subsidiaries of the Company

       27.1         Financial Data Schedule

       99.1 Forms of Lock-Up Agreements executed by certain of the Company's securityholders*

===============================================================================

* Incorporated herein by reference to the Form SB-2 Registration Statement of the Company (File No. 333-22727).

** Incorporated herein by reference to the Form 10-QSB Quarterly Report for the quarter ended March 31, 1998.

*** Incorporated by reference to the Form 8-K Current Report dated August 28,
    1998.