Form 10QSB
period 1998-09-30
AVIATION GROUP INC
filed 1998-11-17
CIK 355906

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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

3,465,673 shares of Common Stock were outstanding as of October 10, 1998.

Transitional Small Business Disclosure Format (check one):

 Yes [ ]    No [X]

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       September 30,      June 30,
                                                           1998            1998
                                                       ------------    ------------
ASSETS
Current Assets
     Cash and cash equivalents                         $    127,000    $    509,000
     Restricted time deposit                                200,000         200,000
     Accounts receivable, net                             2,644,000       2,020,000
     Inventory                                            2,542,000       1,513,000
     Deferred income taxes                                   88,000          88,000
     Prepaid expenses and other                             192,000         129,000
                                                       ------------    ------------
         Total Current Assets                             5,793,000       4,459,000
                                                       ------------    ------------

Property and equipment                                    5,760,000       4,812,000
Less: accumulated depreciation                           (1,250,000)     (1,099,000)
                                                       ------------    ------------
                                                          4,510,000       3,713,000
                                                       ------------    ------------

Goodwill, net                                             3,252,000       3,135,000
Deferred income taxes                                       112,000         112,000
Other                                                       530,000         181,000
                                                       ------------    ------------
                                                          3,894,000       3,428,000
                                                       ------------    ------------
Total Assets                                           $ 14,197,000    $ 11,600,000
                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations       $    940,000    $    625,000
     Current portion of capital lease obligations                            71,000
     Other short-term borrowings                          1,648,000         855,000
     Accounts payable                                     1,797,000       1,424,000
     Accrued interest                                        20,000          44,000
     Income tax payable                                      39,000          25,000
     Accrued liabilities                                  1,158,000       1,023,000
                                                       ------------    ------------
         Total Current Liabilities                        5,602,000       4,067,000
                                                       ------------    ------------

Long-Term Liabilities
     Long-term debt, net of current maturities            1,656,000         723,000
     Capitalized leases, net of current maturities             --           181,000
     Loan from shareholder                                   15,000          15,000
                                                       ------------    ------------
         Total Long-Term Liabilities                      1,671,000         919,000
                                                       ------------    ------------

Total Liabilities                                         7,273,000       4,986,000
                                                       ------------    ------------

Commitments and Contingencies

Shareholders' Equity
     Preferred Stock, $.01 par value, 5,000,000
         shares authorized, none outstanding                   --              --
     Common Stock, $.01 per value, 10,000,000 shares
         authorized, 3,460,456 and 1,600,250 shares
         issued and outstanding                              34,000          33,000
     Additional paid-in capital                           9,248,000       8,957,000
     Retained earnings (deficit)                         (2,358,000)     (2,376,000)
                                                       ------------    ------------
         Total Shareholders' Equity                       6,924,000       6,614,000
                                                       ------------    ------------

Total Liabilities and Shareholders' Equity             $ 14,197,000    $ 11,600,000
                                                       ============    ============


        The accompanying notes are an integral part of these statements.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                  September 30,
                                                               1998           1997
                                                           -----------    -----------
Revenue                                                    $ 5,624,000    $ 3,116,000

Cost of Revenue                                              3,453,000      2,609,000
                                                           -----------    -----------

   Gross Profit                                              2,171,000        507,000
                                                           -----------    -----------

General and Administrative Expenses                          1,872,000      1,125,000
Depreciation and Amortization                                  209,000        139,000
                                                           -----------    -----------
                                                             2,081,000      1,264,000

   Income (Loss) From Operations                                90,000       (757,000)
                                                           -----------    -----------

Other Income (Expenses)
   Interest Income                                               4,000         20,000
   Interest Expense                                            (62,000)      (164,000)
                                                           -----------    -----------
                                                               (58,000)      (144,000)

Income (Loss) Before Provision for Income Taxes                 32,000       (901,000)

Provision (Benefit) for Income Taxes                            14,000       (279,000)
                                                           -----------    -----------

Net Income (Loss)                                          $    18,000    $  (622,000)
                                                           ===========    ===========

 Earnings (loss) per common and
 common equivalent share                                   $      0.01    $     (0.27)
                                                           ===========    ===========

 Weighted average common and
 common equivalent shares outstanding- Basic and Diluted     3,362,169      2,278,286
                                                           ===========    ===========


        The accompanying notes are an integral part of these statements.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Three Months Ended September 30,
                                                                 ----------------------------------------
                                                                          1998           1997
                                                                      -----------    -----------
Cash Flows From Operating Activities:
Net Income (Loss)                                                     $    18,000    $  (622,000)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided (Used) by Operating Activities:
   Depreciation and amortization                                          209,000        139,000
   Deferred income taxes                                                 (111,000)      (257,000)
   (Increase) decrease in accounts receivable                            (380,000)      (126,000)
   (Increase) decrease in inventories                                      11,000        (13,000)
   (Increase) decrease in prepaids and other current assets               (58,000)       (51,000)
   Increase(decrease)in accounts payable                                  (18,000)       187,000
   Increase (decrease) in interest payable                                (24,000)        11,000
   Increase (decrease) in accrued liabilities                            (137,000)        53,000
   Other                                                                  (23,000)       (40,000)
                                                                      -----------    -----------
   Total Adjustments                                                     (531,000)       (97,000)
                                                                      -----------    -----------
Net Cash Provided (Used) by Operating Activities                         (513,000)      (719,000)
                                                                      -----------    -----------

Cash Flows From Investing Activities:
   Cash paid in acquisition of Casper Air Service,
     net of cash acquired                                                    --       (1,145,000)
   Payments for property and equipment additions                         (124,000)      (149,000)
                                                                      -----------    -----------
Net Cash Used by Investing Activities                                    (124,000)    (1,294,000)
                                                                      -----------    -----------

Cash Flows From Financing Activities:
   Advances (repayments) of short-term borrowings, net                    393,000       (163,000)
   Repayment of Bridge Notes                                                 --         (500,000)
   Principal borrowings (payments) on long-term debt                     (179,000)      (246,000)
   Proceeds from issuance of common stock                                    --        5,668,000
                                                                      -----------    -----------

Net Cash Provided (Used)  by Financing Activities                         214,000      4,759,000
                                                                      -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                     (423,000)     2,746,000
Cash and Cash Equivalents at Beginning of Period                          509,000        188,000
                                                                      -----------    -----------
Cash and Cash Equivalents at End of Period                            $    86,000    $ 2,934,000
                                                                      ===========    ===========

Supplemental Disclosure of Cash Paid for Interest and Income Taxes:
   Cash paid for interest                                             $    62,000    $    89,000
   Cash paid for income taxes                                                --             --

Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
   Issuance of common stock in connection with
   the acquisition of Casper Air Service                             $      --      $   883,000
   Conversion of LEDC note to Common Stock                                  --          370,000

Supplemental Disclosure of Non-cash Investment in
   General Electrodynamics Corporation
   Cash                                                               $    41,000           --
   Other current assets                                                 1,289,000           --
   Long-term assets                                                     1,121,000           --
   Current liabilities                                                 (1,078,000)          --
   Long-term debt                                                      (1,175,000)          --


        The accompanying notes are an integral part of these statements.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for warranty claims and bad debts and the length of assets' useful lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998.

NOTE B - ACQUISITION OF GENERAL ELECTRODYNAMICS CORPORATION

     On August 28, 1998, the Company acquired 100% of the common stock of General Electrodynamics Corporation ("GEC") in exchange for 112,029 shares of Common Stock with a value of approximately $340,000. GEC is a 42-year old Texas-based company that manufactures and sells aircraft scales and other aviation components used by the aviation maintenance and transportation industries.

     The following unaudited pro forma consolidated results of operations for the three months ended September 30, 1998 assumes the GEC acquisition occurred as of July 1, 1998. The information does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

            Revenues                                           $6,231,000
            Net income (loss)                                      (5,000)
            Net income (loss) per share (basic and diluted)            --

NOTE C - NEW PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into, or resulted in the issuance of common stock that then shared in the earnings of the entity. For the periods ended September 30, 1998 and 1997, the basic and diluted EPS amounts calculated assuming adoption of this statement are the same as the amounts presented on the consolidated statement of operations.

     In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 130, Reporting Comprehensive Income ("FAS 130"), and Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), which are effective for fiscal years beginning after December 15, 1997. Effective July 1, 1998, the Company has adopted FAS 130 and FAS 131. See Management's Discussion and Analysis of Financial Condition and Results of Operations for such disclosures.

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


                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 Sept. 30, 1998   Sept. 30, 1997
                                                 --------------   --------------
OVERHAUL SERVICES DIVISION:
    Net revenues                                  $  3,661,000     $  1,273,000
    Cost of revenue                                 (2,105,000)      (1,029,000)
    Operating and other expenses, net               (1,114,000)        (582,000)
    Interest income                                      1,000            1,000
    Interest expense                                   (29,000)         (13,000)
                                                  ------------     ------------

    Pre-tax income                                $    414,000     $   (350,000)
                                                  ============     ============

    Segment assets                                $  9,650,000     $  3,610,000
                                                  ============     ============

GROUND HANDLING & SERVICES
DIVISION:
   Net revenues                                   $    439,000     $    359,000
   Cost of revenue                                    (262,000)        (287,000)
   Operating and other expenses, net                  (140,000)        (130,000)
   Interest income                                       3,000               --
   Interest expense                                     (2,000)          (2,000)
                                                  ------------     ------------

   Pre-tax income (loss)                          $     38,000     $    (60,000)
                                                  ============     ============

   Segment assets                                 $    474,000     $    316,000
                                                  ============     ============

FBO OPERATIONS:
   Net revenues                                   $  1,524,000     $  1,484,000
   Cost of revenue                                  (1,115,000)      (1,293,000)

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 Sept. 30, 1998   Sept. 30, 1997
                                                 --------------   --------------
   Operating and other expenses, net                  (435,000)        (242,000)
   Interest income                                          --               --
   Interest expense                                    (11,000)         (12,000)
                                                  ------------     ------------

   Pre-tax income (loss)                          $    (37,000)    $    (63,000)
                                                  ============     ============

   Segment assets                                 $  3,998,000     $  4,916,000
                                                  ============     ============

AVIATION GROUP - CORPORATE
OVERHEAD:
   Operating and other expenses, net              $   (363,000)    $   (310,000)
   Interest income                                          --           19,000
   Interest expense                                    (20,000)        (137,000)
                                                  ------------     ------------

   Pre-tax income (loss)                          $   (383,000)    $   (428,000)
                                                  ============     ============

   Segment assets                                 $     75,000     $  3,802,000
                                                  ============     ============

TOTAL COMPANY:
   Net revenues                                   $  5,624,000     $  3,116,000
   Cost of revenue                                  (3,454,000)      (2,609,000)
   Operating and other expenses, net                (2,080,000)      (1,264,000)
   Interest income                                       4,000           20,000
   Interest expense                                    (62,000)        (164,000)
                                                  ------------     ------------

Pre-tax income (loss)                             $     32,000     $   (901,000)
                                                  ============     ============

Total assets                                      $ 14,197,000     $ 12,644,000
                                                  ============     ============


Overhaul & Service Division

         Net revenues consist primarily of gross revenues from stripping and painting and other aircraft coating services to major passenger and freight airlines and corporate aircraft and aviation related companies. The Company also contracts with various heavy maintenance bases throughout the United States to provide corrosion prevention programs and light maintenance for aircraft undergoing heavy maintenance work at these bases. Costs of revenues consist largely of direct and indirect labor, direct material and supplies, insurance and other indirect costs applicable to the completion of each contract. Operating expenses consist of all general and administrative and operating costs not included in costs of sales, including but not limited to facilities rent, indirect labor and other overhaul costs.

         This division of the Company now consists of four locations. In addition to Acadiana Regional Airport in New Iberia, Louisiana (Pride) and a second facility at Portland Airport in Portland, Oregon, recent acquisitions have added the complementary operations of Aero Design, Inc. in Mt. Juliet, Tennessee, and General Electrodynamics Corporation of Arlington, Texas to this division. During the quarter ended September 30, 1998, the paint division performed services for two customers whose sales represented 33% (16% each) of total revenues of the Company. For the three months ended September 30, 1997, the paint division performed services for customer whose sales represented 37% of total revenues for the Company. Beginning January 1, 1999 the Company will begin to operate an additional paint facility in Greenville, Mississippi. This facility will be operated under a ten year lease and consists of two commercial jet hangar paint facilities, with an additional paint hangar available subject to certain operating and construction requirements.

Ground Handling & Service Division

         Net revenues consist primarily of gross revenues from a variety of support services including aircraft interior cleaning, exterior washes, lavatory and water services and light catering. Costs of revenues consist largely of direct and indirect labor, direct material and supplies, and other indirect costs. Operating expenses consist of all general and administrative and operating costs not included in costs of sales. Tri Star Airline Services operating at Dallas-Fort Worth International Airport since 1990, provides airline ground services to a variety of passenger and freight airlines and provides selective additional service at the Alliance Fort Worth airport complex.

FBO Operations & Airport Management

         In August 1997, the Company acquired CAS, which operates a fixed-base operation in Casper, Wyoming.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         The Company's net revenue increased by $2,508,000, or 80%, for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. In the Company's three month period ended September 30, 1998, gross profit increased by $1,667,000, from $507,000, for the comparable three months ended September 30, 1997 .

         Revenues associated with the Overhaul Services Division increased by $2,117,000, or 246%. Gross profit from the Company's Overhaul Services Division increased by $1,365,000. These increases are due primarily to increased activity at the Company's Pride Aviation painting facility in Portland, Oregon and the addition of operating results at Aero Design and GEC. Additionally, the Company was successful in acquiring significant paint contracts during the summer, normally a seasonally slow period for paint operations.

         Revenues from the Company's Ground Services Division increased $80,000 or 22% due primarily to the expansion during fiscal 1998 at the Company's Dallas-Ft. Worth International Airport location. Gross profit from the Ground Services Division increased $132,000 or 84% as compared to the same period in the prior year. This improvement is due to the growth at DFW and the shutdown of less efficient ground service locations during the fourth quarter last year.

         Revenues from the Company's FBO and Airport Management division increased $251,000 or 20% due primarily to the inclusion of a full quarter of operations of Casper Air Service, which was acquired in August 1997. Gross profit related to the FBO division increased $218,000, or 214%, due also to the acquisition of Casper Air Service, plus the elimination of the Company's Dallas Redbird Airport operations in fiscal 1998

         The Company's corporate general and administrative expenses increased $53,000 or 17% over the three months ended September 30, 1997, primarily from indirect overhead and travel costs. Interest expense decreased $117,000 or 84% during the quarter. In the September 30, 1997 quarter, the company paid Bridge
Note interest of $116,000 relating to the Company's initial public offering expenses, which were not incurred in the current quarter. Growth in non-executive general and administrative expense relates to growth in paint operations at Portland, Oregon and from the acquisition of Aero Design and GEC.

FINANCIAL CONDITION AND LIQUIDITY

         The Company financed its operations and capital expenditures from a combination of cash generated from its operations, revolving loans from a credit facility, leases and invested capital.

         The Company realized approximately $5.3 million in net proceeds from the IPO in August 1997. In August, 1998, the Company executed a three-year, $3,000,000 revolving line of credit with CIT Finance. The line is secured by substantially all the Company's current assets. These loan proceeds have been and will be used in the future to fund expenditures including, but not limited to, capital expenditures for existing operations, facilities improvements, acquisition of other aviation services companies and general working capital for operations and other corporate purposes.

         The Company believes that funds available under its existing credit facilities, together with cash generated from operations will be adequate for its anticipated operating needs. As part of its growth strategy, the Company intends to pursue acquisitions of related aviation businesses. Management expects that future acquisitions will require additional debt or equity financings.

                           PART II - OTHER INFORMATION
                            ITEM 1. LEGAL PROCEEDINGS

         The Company is not involved in any material pending legal proceeding other than ordinary routine litigation considered to be incidental to its business.

                         ITEM 2. CHANGES IN SECURITIES.


         (c) On August 28, 1998, the Company acquired 100% of the common stock of General Electrodynamics Corporation ("GEC") in exchange for 112,029 shares of Common Stock with a value of approximately $340,000. GEC is a 42-year old Texas-based company that manufactures and sells aircraft scales and other aviation components used by the aviation maintenance and transportation industries. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following documents are included as exhibits to this Form 10-QSB and are filed herewith unless otherwise indicated.

      Exhibit       Description
      -------       -----------
        27.1        Financial Data Schedule

(b)      Reports on Form 8-K

         The Company has filed a Form 8-K Current Report dated August 28, 1998 in which it reported the acquisition of General Electrodynamics Corporation ("GEC"). The Company has also filed a Form 8-K/A (Amendment No. 1) Current Report dated August 28, 1998 that contained audited financial statements of GEC for the years ended August 31, 1997 and 1998 and pro forma financial statements for the Company for the year ended June 30, 1998, as adjusted to reflect the GEC acquisition.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date: November 14, 1998.

                                  AVIATION GROUP, INC.



                                  By: /s/ Richard L. Morgan
                                      ------------------------------------------
                                      Richard L. Morgan, Executive Vice
                                      President and Chief Financial Officer

                                 EXHIBIT INDEX


      Exhibit       Description
      -------       -----------
        27.1        Financial Data Schedule