Form 10QSB
period 1998-12-31
AVIATION GROUP INC
filed 1999-02-22
CIK 355906

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB



     (Mark One)


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the quarterly period ended December 31, 1998


     [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)


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

Yes  X    No
   -----    -----




                   APPLICABLE ONLY TO CORPORATE REGISTRANTS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


3,465,673 shares of Common Stock were outstanding as of February 1, 1999.

Transitional Small Business Disclosure Format (check one):

Yes           No  X
   -----        -----

                         PART I  FINANCIAL INFORMATION
                        Item 1.  Financial Statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           December 31,     June 30,
                                              1998            1998
                                              ----            ----

ASSETS
Current Assets
  Cash and cash equivalents                 $          -   $   509,000
  Restricted time deposit                        200,000       200,000
  Accounts receivable, net                     2,231,000     2,020,000
  Inventory                                    2,487,000     1,513,000
  Deferred income taxes                           88,000        88,000
  Prepaid expenses and other                     278,000       129,000
                                             -----------   -----------
     Total Current Assets                      5,284,000     4,459,000
                                             -----------   -----------

Property and equipment                         6,112,000     4,812,000
Less: accumulated depreciation                (1,439,000)   (1,099,000)
                                             -----------   -----------
                                               4,673,000     3,713,000
                                             -----------   -----------

Goodwill, net                                  3,354,000     3,135,000
Deferred income taxes                            112,000       112,000
Other                                            432,000       181,000
                                             -----------   -----------
                                               3,898,000     3,428,000
                                             -----------   -----------
Total Assets                                 $13,855,000   $11,600,000
                                             ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term
    obligations                              $ 1,092,000   $   625,000
  Current portion of capital lease
    obligations                                       --        71,000
  Other short-term borrowings                  1,158,000       855,000
  Accounts payable                             1,858,000     1,424,000
  Accrued interest                                21,000        44,000
  Income tax payable                              49,000        25,000
  Accrued liabilities                            894,000     1,023,000
  Deferred revenue                               205,000            --
                                             -----------   -----------
     Total Current Liabilities                 5,277,000     4,067,000
                                             -----------   -----------

Long-Term Liabilities
  Long-term debt, net of current
    maturities                                 1,571,000       723,000
  Capitalized leases, net of current
    maturities                                                 181,000
  Loan from shareholder                           15,000        15,000
                                             -----------   -----------
     Total Long-Term Liabilities               1,586,000       919,000
                                             -----------   -----------

Total Liabilities                              6,863,000     4,986,000
                                             -----------   -----------

Shareholders' Equity
  Preferred Stock, $.01 par value,
    5,000,000 shares authorized,
    none outstanding                                  --            --
  Common Stock, $.01 par value,
    10,000,000 shares authorized,
    3,465,673 and 3,296,601 shares
    issued and outstanding                        35,000        33,000
  Additional paid-in capital                   9,248,000     8,957,000
  Retained earnings (deficit)                 (2,291,000)   (2,376,000)
                                             -----------   -----------
     Total Shareholders' Equity                6,992,000     6,614,000
                                             -----------   -----------

Total Liabilities and Shareholders'
    Equity                                   $13,855,000   $11,600,000
                                             ===========   ===========


        The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                Three Months Ended          Six Months Ended
                                   December 31,               December 31,
                                   ------------               ------------

                                1998         1997          1998         1997
                                ----         ----          ----         ----

Revenue                      $6,445,000   $6,106,000   $12,069,000   $9,222,000

Cost of Revenue               4,332,000    4,231,000     8,742,000    6,839,000
                             ----------   ----------   -----------   ----------

 Gross Profit                 2,113,000    1,875,000     3,327,000    2,383,000
                             ----------   ----------   -----------   ----------

General and Administrative
  Expenses                    1,632,000    1,554,000     2,549,000    2,680,000
Depreciation and
  Amortization                  269,000      191,000       478,000      330,000
                             ----------   ----------   -----------   ----------
                              1,901,000    1,745,000     3,027,000    3,010,000
                             ----------   ----------   -----------   ----------

 Income (Loss) From
   Operations                   212,000      130,000       300,000     (627,000)
                             ----------   ----------   -----------   ----------

Other Income (Expenses)
 Other Income(Expense)            1,000       (5,000)        6,000       15,000

 Interest Expense, net         (136,000)     (25,000)     (197,000)    (189,000)
                             ----------   ----------   -----------   ----------

                               (135,000)     (30,000)     (191,000)    (174,000)
                             ----------   ----------   -----------   ----------



Income (Loss) Before
  Provision for Income
  Taxes                          77,000      100,000       109,000     (801,000)

Provision (Benefit) for
  Income Taxes                   10,000       37,000        24,000     (242,000)
                             ----------   ----------   -----------   ----------

Net Income (Loss)            $   67,000   $   63,000   $    85,000   $ (559,000)
                             ==========   ==========   ===========   ==========

Earnings (loss) per
  common share


   Basic and diluted              $0.02        $0.02         $0.03       $(0.19)
                                  =====        =====         =====       ======

Weighted average shares
  outstanding (Note C)

   Basic and diluted          3,465,970    3,266,050     3,407,613    2,889,499
                              =========    =========     =========    =========

   Diluted                    3,465,970    3,469,678     3,407,613    2,889,499
                               =========    =========    =========    =========


        The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       For the Six Months Ended December 31,
                                                       -------------------------------------
                                                                 1998         1997
                                                                 ----         ----
Cash Flows From Operating Activities:
Net Income (Loss)                                            $  85,000   $  (559,000)

Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided (Used) by Operating Activities:
 Depreciation and amortization                                 478,000       330,000
 Deferred income taxes                                              --      (221,000)
 (Increase) decrease in accounts receivable                     34,000    (1,035,000)
 (Increase) decrease in inventories                             65,000        39,000
 (Increase) decrease in prepaids and other current
   assets                                                     (144,000)     (125,000)
 Increase (decrease) in accounts payable                        53,000      (198,000)
 Increase (decrease) in accrued rent                                         300,000
 Increase (decrease) in accrued interest                       (23,000)
 Increase (decrease) in accrued liabilities                   (196,000)      189,000

 Other                                                        (242,000)     (155,000)
                                                             ---------   -----------
 Total Adjustments                                              25,000      (876,000)
                                                             ---------   -----------
Net Cash Provided (Used) by Operating Activities               110,000    (1,435,000)
                                                             ---------   -----------

Cash Flows From Investing Activities:
 Cash paid in acquisition of Casper Air Service,
  net of cash acquired                                              --    (1,145,000)
 Cash acquired through acquisitions                             41,000            --
 Proceeds of sale of property and equipment                         --       748,000
 Payments for property and equipment additions                (451,000)     (537,000)
                                                             ---------   -----------
Net Cash Used by Investing Activities                         (410,000)     (934,000)
                                                             ---------   -----------
Cash Flows From Financing Activities:
 Repayments of short-term borrowings, net                      (97,000)     (333,000)
 Repayment of Bridge Notes                                          --      (500,000)
 Principal payments on long-term debt                         (292,000)     (469,000)
    Proceeds from long-term debt                               180,000
 Proceeds from exercise of warrants                                 --         1,000
 Proceeds from issuance of common stock                             --     5,572,000
                                                             ---------   -----------
Net Cash Provided (Used)  by Financing Activities             (209,000)    4,271,000
                                                             ---------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents          (509,000)    1,902,000
Cash and Cash Equivalents at Beginning of Period               509,000       188,000
                                                             ---------   -----------
Cash and Cash Equivalents at End of Period                   $      --   $ 2,090,000
                                                             =========   ===========
Supplemental Disclosure of Cash Paid for Interest
and Income Taxes:
   Cash paid for interest                                   $  197,000   $   156,000
   Cash paid for income taxes                                       --            --

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
   Issuance of common stock in connection with
      the acquisition of Casper Air Service                 $       --   $   883,000
   Conversion of LEDC note to Common Stock                          --       370,000
   Issuance of common stock in connection with
      the acquisition of General
      Electrodynamics, Inc.                                    324,000

Supplemental Disclosure of Non-cash Investment in
   General Electrodynamics Corporation
   Other current assets                                     $ 1,289,000           --
   Long-term assets                                           1,121,000           --
   Current Liabilities                                       (1,078,000)          --
   Long-term debt                                            (1,175,000)          --

       The accompanying notes are an integral part of these statements.

NOTE A--BASIS OF PRESENTATION

     In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for warranty claims and bad debts and the length of assets' useful lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998.

NOTE B--ACQUISITION OF GENERAL ELECTRODYNAMICS CORPORATION

     On August 28, 1998, the Company acquired 100% of the common stock of General Electrodynamics Corporation ("GEC") in exchange for 112,029 shares of Common Stock with a value of approximately $340,000. GEC is a 42-year old Texas-based company that manufactures and sells aircraft scales and other aviation components used by the aviation maintenance and transportation industries.

     The following unaudited pro-forma consolidated results of operations for the six months ended December 31, 1998 assumes the GEC acquisition occurred as of July 1, 1998. The information does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

          Revenues                                           $12,676,000
          Net income (loss)                                       58,000
          Net income (loss) per share (basic and diluted)    $       .02

NOTE C--NEW PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into, or resulted in the issuance of common stock that then shared in the earnings of the entity.
For the three and six month periods ended December 31, 1998 and 1997, the basic and diluted EPS amounts calculated assuming adoption of this statement are the same as the amounts presented on the consolidated statement of operations.

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

     The Company, organized in three operating divisions, offers a range of services, products and support to aviation industry customers. Management's plan is to ultimately capture a larger market share of the services being outsourced by the airline and corporate aircraft industry, including but not limited to aircraft component overhaul and repair, generic aircraft part manufacturing, airline and corporate aircraft painting, and ground handling
services.   Mergers, acquisitions and internal growth are constantly evaluated by management for favorable opportunities.

Results of Operations

     The following discussions and tables set forth a summary of changes in the major categories, presented by division, of revenues, costs of revenues and operating expenses from each of the previous period's results. These historical results are not necessarily indicative of results to be expected for any future period.

                                  Three months ended     Six months ended
                                      December 31,          December 31,
                                  (Unaudited 000's)      (Unaudited 000's)
                                  -----------------      -----------------
Total Company                      1998       1997        1998        1997
-------------                      ----       ----        ----        ----
Revenues                         $ 6,445    $ 6,106     $12,069     $ 9,222
Cost of revenue                   (4,332)    (4,231)     (8,742)     (6,839)
Operating and other expenses      (1,901)    (1,750)     (3,027)     (3,010)
Interest income                        1         --           6          15
Interest expense                    (136)       (25)       (197)       (189)
                                 -------     ------     -------    --------

Pre-tax income                   $    77     $   100    $   109    $   (801)
                                 =======    =======     =======    ========


Overhaul & Service Division
---------------------------
     Revenues consist primarily of gross revenues from stripping and painting and other aircraft coating services to major passenger and freight airlines and corporate aircraft and aviation related companies. The Company's Aero Design battery manufacturing subsidiary is positioning for significant growth, and along with General Electrodynamics Corporation (acquired in August, 1998) comprise the remaining operating activities of this division. Costs of revenues consist largely of direct and indirect labor, direct material and supplies, insurance and other indirect costs applicable to the completion of each contract or order. Operating expenses consist of all general and administrative and operating costs not included in costs of sales, including but not limited to facilities rent, indirect labor and other overhaul costs.

     This division of the Company now consists of four locations. In addition to Acadiana Regional Airport in New Iberia, Louisiana and a second facility at Portland Airport in Portland, Oregon (aircraft paint), recent acquisitions have added the complementary operations of Aero Design, Inc. in Mt. Juliet, Tennessee, and General Electrodynamics Corporation of Arlington, Texas to this division. During the six months ended December 31, 1998, the paint division performed services for two customers whose sales represented 72% (36% each) of total revenues of this division. For the six months ended December 31, 1997, the paint division performed services for one customer whose sales represented 37% of total revenues for the Company. Before the end of fiscal 1999 the Company plans to begin operations at an additional paint facility in Greenville, Mississippi. This facility will be operated under a ten year lease and consists of two commercial jet hangar paint facilities, with an additional paint hangar available subject to certain operating and construction requirements.

                                Three months ended   Six months ended
                                    December 31,       December 31,
                                 (Unaudited 000's)   (Unaudited 000's)
                                 -----------------   -----------------
Overhaul Services                  1998     1997       1998      1997
-----------------                  ----     ----
Revenues                        $ 4,695   $ 3,905    $ 8,355   $ 5,388
Cost of revenue                  (3,212)   (2,563)    (5,865)   (3,832)
Operating and other expenses       (860)     (935)    (1,414)   (1,615)
Interest income                       1        --          2         1
Interest expense                    (76)       (7)      (104)      (24)
                                -------   -------    -------   -------

Pre-tax income                  $   548   $   400    $   974   $   (82)
                                =======   =======    =======   =======

Segment Assets                  $ 8,472   $ 3,129    $ 8,472   $ 3,129
                                =======   =======    =======   =======

Ground Handling & Service Division
------------------------------------

     Revenues are derived primarily by providing commercial airlines with a variety of support services including aircraft interior cleaning, exterior washes, lavatory and water services and ramp services and baggage handling. Costs of revenues consist largely of direct and indirect labor, direct material and supplies, and other indirect costs. Operating expenses consist of all general and administrative and operating costs not included in costs of sales. This division operates principally at Dallas-Fort Worth International Airport (since 1990), and provides selective additional service at the Alliance Fort Worth airport complex. This division has a significant revenue concentration with a particular customer and loss of business from this customer could have a material adverse affect on this division's business, results of operations and financial condition. Management's marketing efforts recognize this risk.

                                  Three months ended     Six months ended
                                     December 31,          December 31,
                                  (Unaudited 000's)      (Unaudited 000's)
                                  ------------------     -----------------
Ground Handling & Services          1998    1997         1998      1997
--------------------------          ----    ----         ----      ----
Revenues                           $ 318   $ 355        $ 757     $ 714
Cost of revenue                     (167)   (289)        (401)     (576)
Operating and other expenses        (142)    (90)        (309)     (221)
Interest income                       (1)     --            2        --
Interest expense                      (1)     (1)          (3)       (3)
                                   -----   -----        -----     -----

Pre-tax income                     $   7   $ (25)       $  46     $ (86)
                                   =====   =====        =====     =====

Segment Assets                     $ 463   $ 207        $ 463     $ 207
                                   =====   =====        =====     =====

FBO Operations & Airport Management
-------------------------------------

     In August 1997, the Company acquired Casper Air Service, Inc. ("CAS"), which operates a fixed-base operation in Casper, Wyoming. This fixed base operation, located at Natrona County International Airport in Casper, Wyoming, provides fuel and light maintenance services to general aviation, corporate and light freight aircraft customers. It also is a distributor of Cessna and other parts to the general aviation community. There are presently over 1,700 such operators of FBO's serving the United States.

                                   Three months ended    Six months ended
                                      December 31,          December 31,
                                   (Unaudited 000's)     (Unaudited 000's)
                                   -----------------     -----------------
FBO Operations                       1998      1997        1998     1997
--------------                       ----      ----        ----     ----
Revenues                           $ 1,432    $1,846      $ 2,957   $ 3,120
Cost of revenue                       (953)   (1,379)      (2,476)   (2,435)
Operating and other expenses          (429)     (387)        (459)     (527)
Interest income                          1        --            1        --
Interest expense                       (14)      (15)         (25)      (27)
                                   -------   -------      -------   -------

Pre-tax income                     $    37   $    65      $    (2)  $   131
                                   =======   =======      =======   =======

Segment Assets                     $ 4,030   $ 4,996      $ 4,030   $ 4,996
                                   =======   =======      =======   =======

Aviation Group - Corporate Overhead
-----------------------------------

     Operating expenses consist of all general and administrative and operating costs to provide management to the Company's divisions, to support expected growth, and to seek acquisition targets, not directly attributable to the divisions' operations.

                                   Three months ended      Six months ended
                                      December 31,            December 31,
                                   (Unaudited 000's)       (Unaudited 000's)
                                   -----------------       -----------------
Aviation Group-Corporate            1998       1997         1998       1997
-------------------------           ----       ----         ----       ----
Revenues                           $     --   $   --       $    --    $    --
Cost of revenue                          --       --            --         --
Operating and other expenses           (470)    (338)         (845)      (648)
Interest income                          --       --             1         19
Interest expense                        (45)      (2)          (65)      (135)
                                   --------   ------       -------    -------

Pre-tax income                     $   (515)  $ (340)      $  (909)   $  (764)
                                   ========   ======       =======    =======

Segment Assets                     $     890  $3,959       $   890    $ 3,959
                                   ========   ======       =======    =======

Seasonality and Variability of Results

     The Company's Overhaul Services Division can experience significant seasonality and quarter-to-quarter variability in its stripping and painting operations. The Company's painting revenues can be adversely affected during the airlines' peak traffic seasons of the summer months and the November and December holidays. The Company's paint contract with United Airlines is concluding during the Company's fiscal 1999 year, and marketing activities are presently underway to replace this volume. The Company has made significant progress in this area, with the addition of contracts with United Parcel Service, Peidmont Airlines, Federal Express, and. Management works continuously to add additional customers.

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

     The Company continues to work with its major customers and vendors to define and implement Year 2000 safeguards and systems management procedures. The nature and severity of such issues is difficult to detect and measure, however, and significant business interruptions from Year 2000 system breakdowns within the aviation industry may occur, the impact of which may be material in scope and amount. There can be no assurance that all Year 2000 issues will be properly identified, assessed, and that related remediation and testing will be effected in a timely manner, resulting in no material adverse effect on the Company's results of operations or an adverse effect on its relationships with customers, suppliers and others.

     The Company has an ongoing comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company plans to complete such analysis and contingency planning by December 31, 1999.

     The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the date by which the Company believes it will complete such efforts are based upon management's best estimates, which are derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. However, there can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that might cause such material differences include but are not limited to the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties.

     Following is a summary of the principle areas of Year 2000 exposure and the status of Company efforts to monitor, measure, and implement protective measures:


     a) Accounting and financial record-keeping: CAS is presently utilizing a mainframe-based system that the Company intends to replace during fiscal 1999 with a PC-based system. The Company is presently in the process of this conversion, and expects to complete this project before the end of fiscal 1999. This new system is represented by vendors to be Year-2000 compliant. The cost of these upgrades and installations is expected to be less than $50,000, and should be installed, tested and completed during the fourth quarter of fiscal 1999. The Company's other subsidiaries utilize off-the-shelf accounting and payroll software, operated on standard personal computer servers and hardware. These systems have been or will shortly be upgraded in accordance with vendor upgrade packages represented to be Year 2000 compliant, and the Company does not expect any material cost or exposure with respect to these systems. Management intends to continue internal testing of this and other related systems, including the future use of third-party verification tests where appropriate.

     b) Automated transfer of receipts and deposits with lenders and bank depositories: The Company utilizes automated transfer telecommunications and PC-based software to transfer monies between divisions and their respective banks and lenders. The Company has endeavored to confirm that such institutions have installed sufficient Year 2000 compliant systems and procedures to insure routine operations, and believes that business disruption risk from this area is presently minimal.

     c) Parts suppliers' database access capabilities: Through CAS, the Company is a parts distributor for Cessna and other manufacturers of aircraft replacement parts. CAS utilizes proprietary software provided by certain of these suppliers in making and processing parts orders, inventory pricing, and sales management. This software is accessed by the Company using standard computer modems, which the Company believes to be Year 2000 compliant. The Company is communicating with certain key vendors to determine their specific areas of potential Year 2000 exposure. According to these vendors, such systems are either Year 2000 compliant or they have in place plans to upgrade such systems before the end of 1999.

     d) General passenger airline and airport disruption: The Company's customer base is dominated by major passenger and freight airlines operating principally in the United States. Major disruptions in air traffic control and communications, airline ticketing, scheduling and flight operations, or related activities caused by Year-2000 disruptions, if prolonged, could have an indirect though material effect on the Company's operations. While the Company is not presently aware of any such actual problems, the general risk of such disruptions is an industry-wide concern that the Company and other service providers continually monitor.

Three Months Ended December 31, 1998 Compared to the Three Months Ended December 31, 1997

     The Company's revenue for the three months ended December 31, 1998 increased $339,000, to $6,445,000. The increase is due primarily to an increase of $790,000 in revenue for the Overhaul and Service division offset by a decrease of $413,000 in the FBO and Airport Management division. The increase in revenue for the Overhaul and Service division is due primarily to the acquisition of Aero-Design and General Electrodynamics Corporation. The decrease in revenue for the FBO and Airport Management division is primarily due to the termination of marginal locations.

     The cost of revenue for the three months ended December 31, 1998, increased by $101,000, to $4,332,000. This increase is due primarily to the acquisition of Aero-Design and General Electrodynamics Corporation. Cost of revenue as a percentage of revenue decreased by 2%, from 69% in 1997, to 67% in 1998. The decrease as a percentage of revenue is primarily due to the FBO Operations and Airport Management division. In 1997 cost of revenue as a percentage of revenue, for this division was 81%, and in 1998 the percentage was 44%. This improvement was primarily due to the termination of marginal facilities outside the Dallas-Fort Worth area.

     The Company's G&A expenses for the three months ended December 31, 1998, increased by $78,000, but did not increase as a percentage of revenue. The dollar increase is primarily due to the acquisition of Aero-Design and General Electrodynamics Corporation.

     The Company's interest expense increased by $111,000, to $136,000. This increase is due primarily to the Company having used the proceeds of the initial public offering to pay down debt in 1997. During the same period in 1998 the Company has increased its debt to acquire Aero-Design and General
Electrodynamics Corporation.

Six Months Ended December 31, 1998 Compared to the Six Months Ended June 30,
1997

     The Company's net revenue increased by $2,847,000, or 31%, for the six months ended December 31, 1998. This increase in revenue resulted from an increase of $2,967,000, in the Overhaul and Service division, which was offset by a decrease in revenue from the FBO Operations and Airport Management division. The increase in the Overhaul and Service division is due primarily to the acquisition of Aero-Design Inc., and General Electrodynamics Corporation, as well as increased painting revenue.

     The Company's cost of revenue, for the six months ended December 31, 1998, increased by 27%, to $944,000. This increase is due mainly to the acquisition of Aero-Design, and General Electrodynamics Corporation. However, cost of revenue as a percentage of revenue decreased by 2%, from 74% in 1997, to 72% in 1998. The decrease as a percentage of revenue is primarily due to the FBO Operations and Airport Management division. In 1997 cost of revenue as a percentage of revenue, for this division was 80%, and in 1998 the percentage was 53%. This improvement was primarily due to the termination of marginal facilities outside the Dallas-Fort Worth area.

     The Company's G&A expenses decreased by $131,000 to $2,549,000 for the six months ended December 31, 1998. This decrease in operating expenses resulted primarily from not having corporate overhead expenses related to the Company's initial public offering, and the termination of marginal FBO and Airport Management locations.

     Depreciation and Amortization expenses increased by $148,000, to $478,000. This increase is primarily due to the acquisition of Aero-Design and General Electrodynamics Corporation.

Financial Condition and Liquidity

     The Company has financed its operations and capital expenditures from a combination of cash generated from its 1997 initial public offering, ongoing operations, revolving loans credit facility, leases and invested capital.

     The Company realized approximately $5.3 million in net proceeds from the IPO in August 1997. In August, 1998, the Company executed a three-year, $3,000,000 revolving line of credit with CIT Finance. The line is secured by the substantially all the Company's current assets. These loan proceeds have been and will be used in the future to fund expenditures including, but not limited to, capital expenditures for existing operations, facilities improvements, acquisition of other aviation services companies and general working capital for operations and other corporate purposes.

     The Company believes that funds available under expanded credit facilities, together with cash generated from operations are adequate for its anticipated operating needs. Significant internal growth, or conversely significant disruptions in existing operating activities, could require the Company to pursue additional operating capital to fund its ongoing businesses. Additionally, the Company intends to pursue acquisitions of related aviation businesses. Management expects that these activities could require additional debt or equity financings. While the Company believes that such financing is available, there can be no assurance that such financing will be available in amounts or under terms acceptable to the Company, and the absence of such financing could have a materially negative effect on the Company's operations.

                          PART II  OTHER INFORMATION
                          Item 1.  Legal Proceedings

     The Company is involved in certain pending legal proceedings and other ordinary routine litigation considered to be incidental to its business. Such litigation is not currently believed to have a material financial or operating impact on the Company's business.

                        Item 2. Changes in Securities.
     (a)  Not Applicable
     (b)  Not Applicable
     (c) On August 28, 1998, the Company acquired 100% of the common stock of General Electrodynamics Corporation ("GEC") in exchange for 112,029 shares of Common Stock with a value of approximately $340,000. GEC is a 42-year old Texas-based company that manufactures and sells aircraft scales and other aviation components used by the aviation maintenance and transportation industries. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


         Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the stockholders of the Company was held on December 1, 1998 pursuant to a proxy statement dated November 4, 1998. The various matters voted upon as well as the results of such voting are as follows:

(a)  Election of two Directors to serve for a term of three years:

                                  Thomas J. Smith  Gordon Whitener
                                  ---------------  ---------------

          Votes in favor             2,875,962       2,875,962
          Abstentions                    6,774           6,774
                                     ---------       ---------
          Total                      2,882,736       2,882,736
                                     =========       =========
(b) Ratify and approve the grant of warrants to purchase, at $3.50 per share, an aggregate of 385,000 shares of the Company's Common Stock as required by Nasdaq rules:

          Votes in favor             1,450,228
          Votes against                  8,348
          Abstentions                       60
                                     ---------
          Total                      1,458,636
                                     =========

                   Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     The following documents are included as exhibits to this Form 10-QSB and are filed herewith unless otherwise indicated.

     Exhibit     Description
     -------     -----------

      27.1       Financial Data Schedule

(b)  Reports on Form 8-K

     The Company has filed a Form 8-K Current Report dated August 28, 1998 in which it reported the acquisition of General Electrodynamics Corporation. The Company has also filed a Form 8-K/A (Amendment No. 1) Current Report dated August 28, 1998 that contains audited financial statements of GEC for the year ended August 31, 1997 and 1998 and pro-forma financial statements for the Company for the year ended June 30, 1998, as adjusted to reflect the GEC acquisition.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  February 13, 1999.

                                    AVIATION GROUP, INC.



                                    By:   /s/ Richard L. Morgan
                                       ----------------------------
                                       Richard L. Morgan, Chief Financial
                                       Officer, Executive Vice President, and
                                       Director