Form 10QSB
period 1999-03-31
AVIATION GROUP INC
filed 1999-05-14
CIK 355906

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

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

Yes  X     No ___
    ---


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,582,450 shares of Common Stock were outstanding as of May 12, 1999.

Transitional Small Business Disclosure Format (check one):

Yes ___   No   X
              ---

                        PART I - FINANCIAL INFORMATION
                        ITEM 1.  FINANCIal STATEMENTS.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                   March 31,     June 30,
                                                     1999          1998
                                                 -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                      $   640,000   $   509,000
  Restricted time deposit                            200,000       200,000
  Accounts receivable, net                         2,536,000     2,020,000
  Inventory                                        2,146,000     1,513,000
  Deferred income taxes                               88,000        88,000
  Prepaid expenses and other                         139,000       129,000
                                                 -----------   -----------
     Total Current Assets                          5,749,000     4,459,000
                                                 -----------   -----------

Property and equipment                             6,416,000     4,812,000
Less: accumulated depreciation                    (1,589,000)   (1,099,000)
                                                 -----------   -----------
                                                   4,827,000     3,713,000
                                                 -----------   -----------

Goodwill, net                                      3,317,000     3,135,000
Deferred income taxes                                282,000       112,000
Other                                                482,000       181,000
                                                 -----------   -----------
                                                   4,081,000     3,428,000
                                                 -----------   -----------
Total Assets                                     $14,657,000   $11,600,000
                                                 ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term obligations        867,000   $   625,000
  Current portion of capital lease obligations            --        71,000
  Other short-term borrowings                      2,049,000       855,000
  Accounts payable                                 2,327,000     1,424,000
  Accrued interest                                    29,000        44,000
  Income tax payable                                  25,000        25,000
  Accrued liabilities                              1,203,000     1,023,000
  Deferred revenue                                   239,000            --
                                                 -----------   -----------
     Total Current Liabilities                     6,739,000     4,067,000
                                                 -----------   -----------

Long-Term Liabilities
  Long-term debt, net of current maturities        1,144,000       723,000
  Capitalized leases, net of current maturities      322,000       181,000
  Loan from shareholder                               15,000        15,000
                                                 -----------   -----------
     Total Long-Term Liabilities                   1,481,000       919,000
                                                 -----------   -----------

Total Liabilities                                  8,220,000     4,986,000
                                                 -----------   -----------

Shareholders' Equity
  Preferred Stock, $.01 par value, 5,000,000
     shares authorized, none outstanding                  --            --
  Common Stock, $.01 par value, 10,000,000 shares
     authorized, 3,465,673 and 3,296,601 shares
     issued and outstanding                           36,000        33,000
  Additional paid-in capital                       9,451,000     8,957,000
  Retained earnings (deficit)                     (3,050,000)   (2,376,000)
                                                 -----------   -----------
     Total Shareholders' Equity                    6,437,000     6,614,000
                                                 -----------   -----------

Total Liabilities and Shareholders' Equity       $14,657,000   $11,600,000
                                                 ===========   ===========

       The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                    Three Months Ended            Nine Months Ended
                                                         March 31,                   March 31,
                                                         ---------                   ---------
                                                      1999         1998          1999          1998
                                                   -----------  -----------  ------------  ------------

Revenue                                            $5,544,000   $4,928,000   $17,613,000   $14,150,000

Cost of Revenue                                     3,991,000    3,542,000    12,733,000    10,785,000
                                                   ----------   ----------   -----------   -----------

 Gross Profit                                       1,553,000    1,386,000     4,880,000     3,365,000
                                                   ----------   ----------   -----------   -----------

General and Administrative Expenses                 1,379,000      826,000     3,080,000     2,375,000
Corporate Overhead Expenses                           442,000      280,000     1,275,000       890,000
Nonrecurring Operating Costs Incurred                 346,000       30,000       361,000       146,000
Depreciation and Amortization                         234,000      201,000       712,000       531,000
                                                   ----------   ----------   -----------   -----------
                                                    2,401,000    1,337,000     5,428,000     3,942,000
                                                   ----------   ----------   -----------   -----------

 Income (Loss) From Operations                       (848,000)      49,000      (548,000)     (577,000)
                                                   ----------   ----------   -----------   -----------

Other Income (Expenses)
 Other Income(Expense)                                      -        4,000         2,000        19,000
 Interest Expense, net                               (101,000)     (37,000)     (298,000)     (227,000)
                                                   ----------   ----------   -----------   -----------
                                                     (101,000)     (33,000)     (296,000)     (208,000)
                                                   ----------   ----------   -----------   -----------

Income (Loss) Before Provision for Income Taxes      (949,000)      16,000      (844,000)     (785,000)

Provision (Benefit) for Income Taxes                 (195,000)      14,000      (170,000)     (228,000)
                                                   ----------   ----------   -----------   -----------

Net Income (Loss)                                  $ (754,000)  $    2,000   $  (674,000)  $  (557,000)
                                                   ==========   ==========   ===========   ===========
Earnings (loss) per common share

   Basic and diluted                               $     (.21)  $     0.00   $      (.20)  $     (0.18)
                                                   ==========   ==========   ===========   ===========

Weighted average shares outstanding (Note C)

   Basic                                            3,524,062    3,191,265     3,409,469     3,014,757
                                                   ==========   ==========   ===========   ===========

   Diluted                                          3,524,062    3,191,265     3,409,469     3,058,261
                                                   ==========   ==========   ===========   ===========


       The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        For the Nine Months Ended March 31,
                                                                       -------------------------------------
                                                                            1999                  1998
                                                                            ----                  ----
Cash Flows From Operating Activities:
Net Income (Loss)                                                      $  (674,000)           $  (557,000)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided (Used) by Operating Activities:
 Depreciation and amortization                                             712,000                531,000
 Deferred income taxes                                                    (170,000)              (208,000)
 (Increase) decrease in accounts receivable                               (271,000)               171,000
 (Increase) decrease in inventories                                        406,000               (365,000)
 (Increase) decrease in prepaids and other current assets                   (5,000)              (149,000)
 Increase (decrease) in accounts payable                                   512,000               (116,000)
 Increase (decrease) in accreted interest                                                          64,000
 Increase (decrease) in accrued interest                                   (15,000)
 Increase (decrease) in accrued liabilities                                 99,000                516,000
 Other                                                                     (59,000)              (250,000)
                                                                       -----------            -----------
 Total Adjustments                                                       1,209,000                194,000
                                                                       -----------            -----------
Net Cash Provided (Used) by Operating Activities                           535,000               (363,000)
                                                                       -----------            -----------

Cash Flows From Investing Activities:
 Net cash paid in acquisition of Casper Air Service                             --             (1,145,000)
 Net cash paid in acquisition of Aero Design, Inc.                              --               (723,000)
 Proceeds of sale of property and equipment                                     --                748,000
 Payments for property and equipment additions                            (755,000)              (677,000)
                                                                       -----------            -----------
Net Cash Used by Investing Activities                                     (755,000)            (1,797,000)
                                                                       -----------            -----------

Cash Flows From Financing Activities:
 Net repayments of short-term borrowings, net                              794,000               (112,000)
 Repayment of Bridge Notes                                                      --               (500,000)
 Net principal payments on long-term debt                                 (443,000)              (765,000)
 Proceeds from exercise of warrants                                             --                  1,000
 Proceeds from issuance of common stock                                         --              5,572,000
                                                                       -----------            -----------
Net Cash Provided (Used)  by Financing Activities                          351,000              4,196,000
                                                                       -----------            -----------

Net Increase (Decrease) in Cash and Cash Equivalents                       131,000              2,036,000
Cash and Cash Equivalents at Beginning of Period                           509,000                188,000
                                                                       -----------            -----------
Cash and Cash Equivalents at End of Period                             $   640,000            $ 2,224,000
                                                                       ===========            ===========

Supplemental Disclosure of Cash Paid for Interest and Income Taxes:
 Cash paid for interest                                                $   298,000            $   202,000

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
 Issuance of common stock in connection with
  the acquisition of Casper Air Service.                               $        --            $   883,000
 Issuance of common stock in connection with
    the acquisition of Aero Design, Inc.                                                          547,000
 Conversion of LEDC note to Common Stock                                        --                370,000
 Issuance of common stock in connection with
    the acquisition of General Electrodynamics, Inc.                       340,000

Supplemental Disclosure of Non-cash Investment in GEC
 Cash                                                                  $    41,000                     --
 Other current assets                                                    1,289,000                     --
 Long-term assets                                                        1,121,000                     --
 Current Liabilities                                                    (1,078,000)                    --
 Long-term debt                                                         (1,175,000)                    --

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

     The following unaudited pro-forma consolidated results of operations for the nine months ended March 31, 1999 assumes the GEC acquisition occurred as of July 1, 1998. The information does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

          Revenues                                               $18,220,000
          Net income (loss)                                         (711,000)
          Net income (loss) per share (basic and diluted)        $      (.20)

NOTE C - NEW PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into, or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and nine month periods ended March 31, 1999 and 1998, the basic and diluted EPS amounts calculated assuming adoption of this statement are the same as the amounts presented on the consolidated statement of operations.

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

RESULTS OF OPERATIONS

      The Company, organized in three operating divisions, offers a range of services, products and support to aviation industry customers. Management's plan is to ultimately capture a larger market share of the services being outsourced by the airline and corporate aircraft industry, including but not limited to aircraft component overhaul and repair, generic aircraft part manufacturing, airline and corporate aircraft painting, and ground handling services. Mergers, acquisitions and internal growth are evaluated on an ongoing basis by management for favorable opportunities.

      Management continues its efforts to reduce overhead costs, and expects additional improvements in future periods, principally from reductions in Aviation Group corporate overhead, insurance cost reductions, and reductions in accounting, legal, and other indirect expenses. Reductions in non-essential division operating expenses, along with elimination of marginal products and services that do not provide future growth or near-term profits will also be pursued. Management presently believes that these actions, combined with the future operating performance of the divisions will result in sufficient future earnings necessary to fully utilize existing deferred tax assets

      Overhead costs and corporate expense levels during the past two years were instituted and incurred by management in anticipation of supporting the acquisition of other aviation service companies in accordance with the Company's growth strategy. While the Company continues to pursue growth via the acquisition of such entities on a selected basis, such activity is subject to the Company's ability to attract financing for such transactions. There can presently be no assurance that such financing will be available in amounts and at prices beneficial to existing shareholders and operations, and the absence of such financing could have a materially negative effect on the Company's operations. Therefore, management has also begun during fiscal 1999 to reduce costs, manage the Company with a greater focus on current operating and financial performance, and consider strategic joint ventures and/or combination with other aviation service companies.

                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        MARCH 31,                               MARCH 31,
                                                    (UNAUDITED 000'S)                        (UNAUDITED 000'S)
                                                    -----------------                         -----------------
TOTAL COMPANY                                      1999           1998                        1999           1998
-------------                                    ------         ------                        ----           ----
Revenues                                         $ 5,544        $ 4,928                     $ 17,613       $  14,150
Cost of revenue                                   (3,991)        (3,542)                     (12,733)        (10,785)
Operating and other expenses                      (1,379)          (826)                      (3,080)         (2,375)
                                                 -------        -------                     --------       ---------
Operating division income                            174            560                        1,800             990
                                                 -------        -------                     --------       ---------

Corporate Overhead                                  (342)          (260)                      (1,135)           (800)
Depreciation and amortization                       (234)          (201)                        (712)           (531)
Non-recurring costs incurred                        (346)           (30)                        (361)           (146)
Acquisition activity costs incurred                 (100)           (20)                        (140)            (90)
Interest income                                       --              4                            2              19
Interest expense                                    (101)           (37)                        (298)           (227)
                                                 -------        -------                     --------       ---------

Pre-tax income (loss)        $ (949)     $  16     $ (844)     $  (785)
                             =======     =====     =======     ========

     The following discussions and tables set forth a summary of results in the major categories, presented by operating division, of revenues, costs of revenues and operating expenses from each of the previous period's results. These historical results are not necessarily indicative of results to be expected for any future period.

OVERHAUL & SERVICE DIVISION
---------------------------
     Revenues consist primarily of gross revenues from stripping and painting and other aircraft coating services to major passenger and freight airlines and corporate aircraft and aviation related companies. Beginning January 1, 1999, the Company officially changed the name of its painting operations from Pride Aviation to Aviation Exteriors ("Avex") for each of the locations. This name change coincides the Company's enhanced marketing efforts in this division, and management believes that such efforts will result in enhanced market awareness and reputation for its painting businesses.

     The Company's Aero Design battery manufacturing subsidiary is positioning for significant growth, and along with General Electrodynamics Corporation (acquired in August, 1998) comprises the remaining operating activities of this division. Costs of revenues consist largely of direct and indirect labor, direct material and supplies, insurance and other indirect costs applicable to the completion of each contract or order. Operating expenses consist of all general and administrative and operating costs not included in costs of sales, including but not limited to facilities rent, indirect labor and other overhaul costs.

     This division of the Company now consists of four locations. In addition to the Avex paint locations at Acadiana Regional Airport in New Iberia, Louisiana and a second facility at Portland Airport in Portland, Oregon, recent acquisitions have added the complementary operations of Aero Design, Inc. in Mt. Juliet, Tennessee, and General Electrodynamics Corporation of Arlington, Texas to this division. During the nine months ended March 31, 1999, the paint division performed services for two customers whose sales represented 68% of total revenues of this division. For the nine months ended March 31, 1998, the paint division performed services for one customer whose sales represented 41% of total revenues for the Company. Operating costs for the quarter ended March 31, 1999 rose while the Company transitioned out of its multi-year contract with United Airlines into work for other customers. Before the end of fiscal 1999 the Company plans to begin operations at an additional paint facility in Greenville, Mississippi.

     This facility will be operated under a ten year lease and consists of two commercial jet hangar paint facilities, with an additional paint hangar available subject to certain operating and construction requirements. Non-recurring start up costs of $137,000 were incurred at this location during the quarter ended March 31, 1999. Such costs incurred during the three and nine month periods ended March 31, 1998 for the opening of the company's Portland paint facility were $0 and $81,000, respectively.

                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            MARCH 31,                              MARCH 31,
                                                        (UNAUDITED 000'S)                     (UNAUDITED 000'S)
                                                        -----------------                     -----------------
OVERHAUL SERVICES                                      1999            1998                 1999            1998
-----------------                                      ----            ----                 ----            ----
Revenues                                              $ 3,586       $  2,731              $11,941         $ 7,745
Cost of revenue                                        (2,298)        (1,911)              (8,569)         (5,701)
Operating and other expenses                           (1,055)          (408)              (1,729)         (1,150)
                                                      -------       --------              -------         -------
Recurring division income                                 233            412                1,643             894
                                                      -------       --------              -------         -------

Depreciation and amortization                            (188)          (116)                (525)           (353)
Non-recurring start up costs                             (137)            --                 (137)            (81)
Interest income                                            --              4                   --              --
Interest expense                                           (9)            (6)                (113)            (25)
                                                      -------       --------              -------         -------

Pre-tax income (loss)                                 $  (101)      $    294              $   868         $   435
                                                      =======       ========              =======         =======

Segment assets at end of period                       $10,024       $  6,006              $10,024         $ 6,006
                                                      =======       ========              =======         =======

GROUND HANDLING & SERVICE DIVISION
----------------------------------
     Revenues are derived primarily by providing commercial airlines with a variety of support services including aircraft interior cleaning, exterior washes, lavatory and water services and ramp services and baggage handling. Costs of revenues consist largely of direct and indirect labor, direct material and supplies, and other indirect costs. Operating expenses consist of all general and administrative and operating costs not included in costs of sales. This division operates principally at Dallas-Fort Worth International Airport (since 1990), and provides selective additional service at the Alliance Fort Worth airport complex.

     Certain marginal non-DFW operating locations have been eliminated during the past twelve months. During the three and nine month periods ended March 31, 1999, the Company recognized $20,000 and $35,000 in non-recurring costs associated with these shutdowns. Such costs for the three and nine months ended March 31, 1998 were $30,000 and $65,000, respectively. This division has a significant revenue concentration with a particular customer and loss of business from this customer could have a material adverse affect on this division's business, results of operations and financial condition. Management's marketing efforts recognize this risk.

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              MARCH 31,                         MARCH 31,
                                                          (UNAUDITED 000'S)                 (UNAUDITED 000'S)
                                                          -----------------                 -----------------
GROUND HANDLING & SERVICES                               1999           1998              1999            1998
--------------------------                              ------         ------            ------          ------
Revenues                                                $ 367          $  342           $1,124          $1,056
Cost of revenue                                          (189)           (220)            (590)           (796)
Operating and other expenses                             (117)            (47)            (354)           (205)
                                                        -----          ------           ------          ------
Recurring division income                                  61              75              180              55
                                                        -----          ------           ------          ------

Depreciation and amortization                             (27)            (14)             (84)            (41)
Non-recurring facility shutdown costs                     (20)            (30)             (35)            (65)
Interest income                                            --              --                1              --
Interest expense                                          (15)             --              (18)             (4)
                                                        -----          ------           ------          ------

Pre-tax income                                          $  (1)         $   31           $   44          $  (55)
                                                        =====          ======           ======          ======

Segment assets at end of period                         $ 599          $  235           $  599          $  235
                                                        =====          ======           ======          ======


FBO OPERATIONS & AIRPORT MANAGEMENT
-----------------------------------

     In August 1997, the Company acquired Casper Air Service, Inc. ("CAS"), which operates a fixed-base operation in Casper, Wyoming. This fixed base operation, located at Natrona County International Airport in Casper, Wyoming, provides fuel and light maintenance services to general aviation, corporate and light freight aircraft customers. It also is a distributor of Cessna and other parts to the general aviation community. During the past twelve months, the Company has eliminated certain marginal lines of business and operations at CAS, including the charter flight department and certain parts inventories. Certain lower margin parts sales volume reduced gross margin in the quarter ended March 31, 1999. Non-recurring charges associated with these eliminations totaled $189,000 for the three and nine months ended March 31, 1999. Such activities resulted in no material costs during the three and nine month periods ended March 31, 1998.

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            MARCH 31,                           MARCH 31,
                                                         (UNAUDITED 000'S)                  (UNAUDITED 000'S)
                                                         -----------------                  -----------------
FBO OPERATIONS                                         1999          1998                 1999             1998
--------------                                         ----          ----                 ----             ----
Revenues                                              $ 1,591      $ 1,855              $ 4,548         $ 5,349
Cost of revenue                                        (1,504)      (1,411)              (3,574)         (4,288)
Operating and other expenses                             (207)        (371)                (997)         (1,020)
                                                      -------      -------              -------         -------
Recurring division income (loss)                         (120)          73                  (23)             41

Depreciation and amortization                             (13)         (65)                 (87)           (125)
Non-recurring asset sales and write-downs                (189)          --                 (189)             --
Interest income                                             -           --                    1              --
Interest expense                                          (34)         (26)                 (59)            (57)
                                                      -------      -------              -------         -------

Pre-tax income                                        $  (356)     $   (18)             $  (357)        $  (141)
                                                      =======      =======              =======         =======

Segment assets at end of period                       $ 3,537      $ 5,091              $ 3,537         $ 5,091
                                                      =======      =======              =======         =======

AVIATION GROUP - CORPORATE OVERHEAD
-----------------------------------
     Operating expenses consist of all general and administrative and operating costs to provide management to the Company's divisions, to support expected growth, and to seek acquisition targets, not directly attributable to the divisions' operations. These charges include legal, accounting, travel and other related overhead. During the three and nine months ended March 31, 1999, the Company incurred $100,000 and $140,000 in non-amortizable acquisition related costs. For the three and nine months ended March 31, 1998, the Company incurred $20,000 and $90,000 in such charges. Direct costs associated with the Company's status as a public company, along with increases in travel and corporate marketing and operations accounted for the rise is overhead in fiscal 1999. Management continues its efforts to reduce overhead costs, and expects additional improvements in future periods, principally from reductions in Aviation Group management overhead, insurance cost reductions, and reductions in accounting, legal, and other indirect expenses.


                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            MARCH 31,                         MARCH 31,
                                                        (UNAUDITED 000'S)                 (UNAUDITED 000'S)
                                                        ----------------                  ----------------
AVIATION GROUP- CORPORATE                               1999        1998                 1999           1998
-------------------------                              -----        ----                 ----           ----
Operating and other expenses                           $(342)     $ (260)             $(1,135)      $  (800)
Depreciation and amortization                             (6)         (6)                 (16)          (12)
Acquisition activity costs                              (100)        (20)                (140)          (90)
Interest income                                            -           -                   --            19
Interest expense                                         (43)         (5)                (108)         (141)
                                                       -----      ------              -------       -------

Total Corporate Expenses                               $(491)     $ (291)             $(1,399)      $(1,024)
                                                       =====      ======              =======       =======

Segment assets at end of period                        $ 495      $1,770              $   495       $ 1,770
                                                       =====      ======              =======       =======


SEASONALITY AND VARIABILITY OF RESULTS

     The Company's Overhaul Services Division can experience significant seasonality and quarter-to-quarter variability in its stripping and painting operations. The Company's painting revenues can be adversely affected during the airlines' peak traffic seasons of the summer months and the November and December holidays. The Company's paint contract with United Airlines concluded during the Company's fiscal quarter ended March 31, 1999, and marketing activities are presently underway to replace this volume. The Company has made significant progress in this area, with the addition of contracts with United Parcel Service, Piedmont Airlines, and Federal Express. Management works continuously to add additional customers.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

  REVENUES
  --------

  The Company's revenue for the three months ended March 31, 1999 increased $616,000, to $5,544,000. The increase is due primarily to an increase of $855,000 in revenue for the Overhaul and Service division offset by a decrease of $264,000 in the FBO Operations division. The increase in revenue for the Overhaul and Service division is due primarily to the acquisition of Aero-Design and General Electrodynamics Corporation. The decrease in revenue for the FBO Operations division is primarily due to the termination of marginal business lines and products.

  COST OF REVENUES & EXPENSES
  ---------------------------

  The cost of revenue for the three months ended March 31, 1999, increased by $449,000, to $3,991,000. This increase is due primarily to the acquisition of Aero-Design and General Electrodynamics Corporation as well. Cost of revenue as a percentage of revenue remained steady at 72%.

  The Company's divisional G&A expenses for the three months ended March 31, 1999, increased by $553,000 to $1,379,000, excluding non-recurring divisional charges of $346,000. The non-recurring divisional charges are described in the respective sections on the operating divisions. The dollar increase is primarily due to the acquisition of Aero-Design and General Electrodynamics Corporation. This increase also includes $100,000 in corporate acquisition activity costs in the quarter ended March 31, 1999 versus $20,000 for the quarter ended March 31, 1998. Management continues its efforts to reduce overhead levels, and expects continued improvements in future periods.

The Company's interest expense increased by $64,000, to $101,000. This increase is due primarily to lower fiscal 1998 debt and related interest expenses.
During the same period in fiscal 1999 the Company has increased its debt to acquire Aero-Design, General Electrodynamics Corporation, and fund its ongoing growth and operations.


NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1998

  REVENUES
  --------

  The Company's net revenue increased by $3,463,000, or 24%, for the nine months ended March 31, 1999. This increase in revenue resulted from an increase of $4,196,000, in the Overhaul and Service division, which was offset by an $804,000 decrease in revenue associated with the elimination of charter operations from the FBO Operations division. The increase in the Overhaul and Service division is due primarily to the acquisition of Aero-Design Inc., and General

Electrodynamics Corporation, as well as increased painting revenue.

  COST OF REVENUES & EXPENSES
  ---------------------------

  The Company's cost of revenue for the nine months ended March 31, 1999 increased by 18%, to $12,733,000 over the same period last year. This increase is due mainly to the acquisition of Aero-Design, and General Electrodynamics Corporation. However, cost of revenue as a percentage of revenue decreased by 4%, from 76% in 1998, to 72% in 1999. The decrease as a percentage of revenue is primarily due to growth in the higher-margin Overhaul Service division and improvements in the Company's ground handling operations relating to the termination of marginal facilities outside the Dallas-Fort Worth area.

  The Company's divisional G&A and corporate overhead expenses for the nine months ended March 31, 1999, increased by $1,305,000 to $4,716,000, including non-recurring divisional charges of $361,000. The dollar increase is primarily due to the acquisition of Aero-Design and General Electrodynamics Corporation. This increase also includes $140,000 in corporate acquisition activity costs in the quarter ended March 31, 1999 versus $90,000 for the quarter ended March 31, 1998.

  The Company's interest expense increased by $71,000, to $298,000. This increase is due primarily to lower fiscal 1998 debt and related interest expenses. During the same period in fiscal 1999 the Company has increased its debt to acquire Aero-Design, General Electrodynamics Corporation, and fund its ongoing growth and operations.

  Depreciation and Amortization expenses increased by $181,000, to $712,000. This increase is primarily due to the acquisition of Aero-Design and General Electrodynamics Corporation.

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

  Management continues its efforts to reduce overhead costs, and expects additional improvements in future periods, principally from reductions in Aviation Group corporate overhead, insurance cost reductions, and reductions in accounting, legal, and other indirect expenses. Reductions in non-essential division operating expenses, along with elimination of marginal products and services that do not provide future growth or near-term profits will also be pursued.

  Overhead costs and corporate expense levels during the past two years were instituted and incurred by management in anticipation of supporting the acquisition of other aviation service companies in accordance with the Company's growth strategy. While the Company continues to pursue growth via the acquisition of such entities on a selected basis, such activity is subject to the Company's ability to attract financing for such transactions. There can presently be no assurance that such financing will be available in amounts and at prices beneficial to existing shareholders and operations, and the absence of such financing could have a materially negative effect on the Company's operations. Therefore, management has also begun during fiscal 1999 to reduce costs, manage the Company with a greater focus on current operating and financial performance, and consider strategic joint ventures and/or combination with other aviation service companies.

  Company funds available under existing credit facilities, together with cash generated from operations have been adequate for anticipated operating needs. Significant internal growth, or conversely significant disruptions in existing operating activities, would require the Company to pursue additional operating capital to fund its ongoing businesses. Management measures such needs and pursues such financing as needed.

                          PART II - OTHER INFORMATION
                          ITEM 1.  LEGAL PROCEEDINGS

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.


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

     The Company has filed a From 8-K Current Report dated April 19,1999 in which it reported the appointment of Hein + Associates LLP as its new independent accountants, and its dismissal of PricewaterhouseCoopersLLP. There were no Reportable Events or disagreements relating thereto.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  May 13, 1999.

                                    AVIATION GROUP, INC.



                                    By:   /s/ Richard L. Morgan
                                       ----------------------------
                                       Richard L. Morgan, Chief Financial
                                       Officer, Executive Vice President, and
                                       Director