Form 10KSB
period 1999-06-30
AVIATION GROUP INC
filed 1999-10-13
CIK 355906

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-KSB

   (Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended

          June 30, 1999

   [_] Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period

          from _________________ to ____________

   Commission file number :  0-10124
                             -------

                             Aviation Group, Inc.
                             --------------------
                (Name of Small Business Issuer in Its Charter)


                   Texas                                    75-2631373
       -------------------------------               -----------------------
       (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)


 700 North Pearl Street, Suite 2170, Dallas, Texas            75201
 -------------------------------------------------   -----------------------
     (Address of Principal Executive Offices)               (Zip Code)

                                 214/922/8100
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

   Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
            Title of Each Class                        on Which Registered
      --------------------------------                ---------------------

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

Yes  X    No _______
   -----

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

   State issuer's revenues for its most recent fiscal year.  $22,553,000
                                                            -------------

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $4,281,000 at close on September 30, 1999.
------------------------------------------


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,573,929 shares of Common Stock were outstanding as of September 30, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on November 30, 1999 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

  Yes _______  No   X
                  -----

                                    PART I

                       Item 1.  Description of Business.

General

     Aviation Group, Inc., a Texas corporation (the "Company"), is a provider of services and products to airline companies and other aviation firms. Its primary market is the United States. The Company has historically grown via the acquisition of other aviation service businesses that complement and strengthen its existing operations. While the Company continues to review and analyze other businesses for potential acquisition on terms and conditions it deems advantageous for its shareholders, it has also begun to pursue a merger or sale with larger aviation service companies that may have an interest in all or part of the Company's operating entities.

     The Company was organized in December 1995 to consolidate the ownership of Tri-Star Aircraft Services, Inc. ("TriStar Paint"), Tri-Star Airline Services, Inc. ("Airline Services") and Pride Aviation, Inc. At that time, the Company acquired all of the outstanding shares in TriStar Paint and Airline Services from The Sanders Companies, Inc. ("Sanders Companies") in exchange for the issuance of 1,000,000 shares of Common Stock to Sanders Companies. Sanders Companies is wholly owned by the Company's President and Chief Executive Officer, Lee Sanders. On March 1, 1996, in connection with the Company's acquisition of Pride Aviation, the Company paid $486,000 cash and issued 10%, five-year Convertible Notes in the aggregate principal amount of $857,000 and 100,250 shares of Common Stock.

     On August 19, 1997, the Company closed an initial public offering (the "IPO") of 1,150,000 shares of its Common Stock and 1,150,000 Redeemable Common Stock Purchase Warrants (the "Warrants") which resulted in net proceeds to the Company of $5,180,000. On August 19, 1997, the Company acquired all of the outstanding stock of Casper Air Service, a Wyoming corporation ("CAS"). CAS is a full-service, fixed-base operating station ("FBO") located in Casper, Wyoming. Pursuant to the acquisition of CAS, the Company paid approximately $1,167,000 in cash and issued 153,565 shares of Common Stock with a value of approximately $883,000.

     On March 23, 1998, the Company acquired all of the outstanding equity interests in Aero Design, Inc. and Battery Shop, L.L.C. (collectively, "Aero Design") in exchange for the payment of $753,000 in cash and the issuance of 134,068 shares of Common Stock with a value of approximately $547,000. Aero Design manufactures, sells and repairs aircraft replacement batteries at its facilities near Nashville, Tennessee. On August 28, 1998, the Company acquired 100% of the common stock of General Electrodynamics Corporation ("GEC") in exchange for 112,029 shares of Common Stock with a value of approximately $294,000. GEC manufactures and sells truck scales, aircraft scales and other aviation components used by the aviation maintenance and transportation industries.

     The Company is currently organized into three divisions devoted to the Company's primary lines of business. These business divisions are as follows:

 .    Overhaul Services Division: This division comprises Aircraft Paint Services and Component Overhaul Services. Aircraft Paint Services, through Aviation Exteriors Louisiana, Inc. (formerly known as Pride Aviation, Inc.) and Aviation Exteriors Portland, Inc. (collectively "AvEx"), provides painting and paint stripping services for commercial and freight aircraft at their facilities located in Portland, Oregon and New Iberia, Louisiana. AvEx's primary customers are United Parcel Service and Federal Express. The Company's TriStar Paint operations located in Dallas, Texas were transferred to Aviation Exteriors Louisiana, Inc. during 1998, and, in January 1999, the Company executed a lease and established a new paint facility at Greenville, Mississippi through a new subsidiary, Aviation Exteriors Greenville, Inc.

     In March 1998, the Company established Component Overhaul Services by acquiring Aero Design, Inc., a Tennessee-based manufacturer of aircraft batteries for the commercial airline industry, and Battery Shop, LLC, a sister company that repairs batteries for the aviation industry. On August 28, 1998, this division was expanded through the acquisition of GEC.

 .    Ground Handling & Services Division: Through Airline Services, the Ground
     Handling & Services Division provides aircraft ground handling and cleaning services to a variety of passenger and freight airlines such as United Parcel Service, Champion Airlines, United Airlines, Inc., and Northwest Airlines, among others, primarily at DFW International in Texas.

 .    FBO Division: In July 1996, the Company began to operate its FBO Division, and acquired CAS in August 1997. This fixed base operation, located at Natrona County International Airport in Casper, Wyoming, provides fuel and light maintenance services to general aviation, corporate and light freight aircraft customers. The Company began a restructuring of its CAS operations during the quarter ended June 30, 1999, including the elimination of unprofitable departments and expense cuts designed to bring this division to profitability during the year ended June 30, 2000.

     The Company believes that airline companies will increase the outsourcing of their maintenance and service requirements to third party vendors in the future. There are over 10,000 maintenance and service vendors worldwide in the aviation industry, and there has been significant consolidation within the industry as companies have sought to acquire businesses and achieve larger size and product capability.

     The principal executive offices of the Company are located at 700 North Pearl Street, Suite 2170, Dallas, Texas 75201, telephone number (214) 922-8100.

Industry Overview

     The airline industry is currently experiencing revenue growth along with increased profitability. Several new airlines have commenced operation in this expanding market. These airlines constitute potential customers for the Company's services. Aviation activity is expected to increase significantly over the next ten years. According to the current Boeing Global Market Forecast, passenger traffic will grow at an average annual rate of 5.2% through 2016, and that 86% of the current fleet of aircraft will be replaced during that time.

     The aircraft maintenance, repair, and operation ("MRO") industry segment is projected to grow at 4-6% annually over the next ten years as airlines expand their fleets. Much of this MRO growth is expected to be absorbed by the third-party outsourcing service providers. There are more than 4,800 Boeing, Douglas and Airbus passenger and cargo aircraft in service in North America. This fleet requires 53 million man-hours of maintenance annually, and the industry estimates that 40% of this effort will be provided by third-party providers.

Industry Consolidation & Generic Parts Manufacturing

     As a result of the growth and strength of the aviation industry described above, merger and acquisition activity has increased significantly over the last five years. Specifically, the engine overhaul market, the MRO/heavy maintenance market, and the ground service/handling market have particularly undergone significant consolidation. The Company has sought to identify, acquire and operate businesses that meet specific niche criteria that can generate and sustain profits representing attractive candidates for future acquisition by other larger aviation service firms.

     As the world fleet of aircraft has grown, it has also aged. Airplanes are being kept in service for longer periods. These aircraft require constant maintenance and replacement of parts and systems. In recent years, third-party vendors have begun to engineer and offer to the marketplace generic replacement parts as price-competitive alternatives to those manufactured and sold by the original equipment manufacturers ("OEM's). These parts must meet all standards of the original parts and be approved by the FAA. Such parts can generate significant revenues and profits for industry participants. Aviation Group, through its ownership of Aero Design, Inc., is on the for-front of this trend, and manufactures a complete line of replacement batteries and battery components for virtually the entire world fleet of aircraft. This market position has high potential value to the industry and represents an opportunity for shareholder wealth in the future as an operating unit of the Company or as a candidate for merger or sale to a larger aviation entity.

Overhaul Services Division

     Paint Services. AvEx provides painting, paint stripping, and other aircraft coating services to major passenger and freight airlines. The Company paints some corporate aircraft and was recently awarded its first significant military aircraft contract from Boeing. This division's operations include aircraft stripping and painting services, light aircraft maintenance, and interior refurbishment programs. The type and quality of paint and other supplies utilized by the Company is generally dictated to the Company by its customers, subject to FAA and EPA guidelines. In most cases, the Company's customers arrange for the sources of paint supplies that it utilizes. The Company believes that there are available numerous sources for the paint and other supplies utilized by the Company.

     AvEx was incorporated as Pride Aviation, Inc. in the state of Oklahoma in 1990. During the year ended June 30, 1999, it changed its name to Aviation Exteriors Louisiana, Inc. ("AvEx Louisiana") and began employing the trade name AvEx. The administrative offices along with its primary aircraft painting facilities are located in New Iberia, Louisiana. In September 1990, AvEx Louisiana obtained its first certificate from the Federal Aviation Administration ("FAA") to operate an approved repair station at its facilities in New Iberia, Louisiana. Since that time, the certificate has been expanded to permit it to conduct certain FAA classes of inspections and light maintenance for a variety of jet aircraft. AvEx Louisiana is also certified to perform structural repairs on certain equipment in a variety of jet aircraft. AvEx Louisiana's painting facilities located in New Iberia, Louisiana can house all narrow-bodied jets. Of a total of three hangars, one hangar has been built to accommodate wide-bodied jets such as the Boeing 767 and McDonnell Douglas DC-10 aircraft.

     United Airlines accounted for approximately 34% of Company revenues for the year ended June 30, 1998, and 16% for the year ended June 30, 1999. This contract was completed during the fiscal 1999 year. During the 1999 fiscal year, AvEx executed a five-year contract with United Parcel Service to paint its fleet of cargo aircraft. This contract represented 6% of revenues during the fiscal 1999 year. AvEx continues to market its paint facilities to other major airlines, cargo companies, and other aircraft owners.

     The Company, through AvEx Louisiana, is presently constructing a new Boeing-747-sized wide body aircraft hangar at its New Iberia, Louisiana facilities. This $9.5 million facility was funded with $5 million in state and federal grants, and with $4.5 million in Iberia Parish long term bonds. The facility is expected to be completed in the fall of 2000, and significantly increases the Company's capabilities and opportunities to provide its services
to owners of large Boeing-747-sized aircraft.   See "--Facilities."

     In September 1997, the Company, through Aviation Exteriors Portland, Inc. ("AvEx Portland"), was awarded a contract to paint newly manufactured wide-body aircraft for Boeing Commercial Airplane Group ("Boeing"). The contract was for seven aircraft, and was completed in February 1998. AvEx Portland leased a hangar facility in Portland, Oregon in which it performed this work for Boeing and, in May 1998, was awarded a three-year contract to paint aircraft for Federal Express at its Portland facility. This contract accounted for 15% of Company revenues during the year ended June 30, 1999. In January 1999, the Company formed Aviation Exteriors Greenville, Inc. ("AvEx Greenville"). AvEx Greenville executed a ten-year lease on a narrow-body aircraft paint facility in Greenville, Mississippi and anticipates utilizing this facility for painting regional, corporate and smaller airline aircraft.

     Overhaul Services. In March 1998, the Company established the Overhaul Services division by acquiring Aero Design, Inc., a Tennessee-based manufacturer of aircraft batteries for the commercial airline industry, and Battery Shop, LLC, a sister company that repairs batteries and battery temperature sensors for the aviation industry. Aero Design manufactures and sells its products under product manufacturing approvals ("PMA's") from the FAA into the replacement market directly to airlines and other aircraft owners and through aviation product distributors.

     During the fiscal year ended June 30, 1999, Aero Design increased its sales 40% over the prior year and obtained additional PMA's from the FAA for batteries representing approximately 90% of the world's fleet, including "main ship" batteries, which are the main battery power sources for aircraft. These new products along with Aero Design's existing products are expected to achieve significant revenue and profit growth during the fiscal 2000 year.

     On August 28, 1998, the Company acquired GEC, a 43-year old specialty manufacturer of aircraft and trucking transportation equipment scales and other aviation components based in Arlington, Texas. GEC markets its products directly to airlines and maintenance operators worldwide. During the fiscal 1999 year, the Company reorganized the operations of GEC, lowered its operating expenses and began to develop new products/services to strengthen its existing business. Additionally, the Company has begun to explore marketing and service joint ventures with third parties to enhance GEC's operating and financial performance. These activities are expected to continue during the fiscal 2000 year.

Ground Handling & Service Division

     Through Airline Services, the Company engages in the cleaning and handling of aircraft. Airline Services provides its customers with a variety of support services including baggage handling, aircraft interior cleaning, exterior washes and lavatory/water services. Airline Services presently operates at the Dallas-Fort Worth International Airport. Marginal operations located at Oakland International, San Francisco, Los Angeles, Kansas City International, and Ft. Lauderdale, Florida were terminated during the fiscal 1998 and 1999 years. Airline Services currently provides some or all of these services for United Airlines, United Parcel Service, American Trans Air, Champion Air, Northwest Airlines, and other customers.

     Interior cleaning is performed between flights at the airport. This involves cleaning the inside of the cockpit, cabin and galleys, servicing the lavatories, fresh water facilities and stocking the aircraft with magazines, air sickness bags and emergency cards. All pricing for this service is based on airline specifications. Exterior cleaning involves cleaning the exterior of the aircraft during nighttime layovers. Typically, an aircraft's exterior will be cleaned once during a two or three week cycle. Airline Services uses specially designed equipment and pressure sprayers to clean the exteriors of the aircraft. Similar to interior cleaning, all pricing for this service is based on airline specifications. During the fiscal 1999 year, Airline Services began to provide ticket counter check-in and baggage handling and passenger services for certain of its charter airline customers.

FBO Division

     In July 1996, the Company began to operate a third business segment, its FBO & Airport Management Division. In August 1997, the Company acquired CAS, a 50-year old, full-service FBO located in Casper, Wyoming. CAS is a full service FBO located at Natrona County International Airport in Casper, Wyoming and has been in business continuously since 1946. CAS historically provided aircraft line services, aircraft repair and maintenance, parts distribution, and aircraft sales. CAS has been a Cessna dealer since 1969. Upon its purchase by the Company, the aircraft charter business was discontinued and the remaining related aircraft are held for resale.

     The aircraft line services offered by CAS include aircraft refueling, de-icing, cleaning and heating, and weather information, refreshments, lounge areas and ground transportation for pilots and passengers. CAS's FAA certified service department provides maintenance and overhaul services for both piston and turbo-charged aircraft engines, including Pratt & Whitney, Gulfstream Aerospace Commander, Bell Helicopter 206 Series, Garrett AiResearch, Piper and Cessna engines.

     Marginally profitable and non-profitable aircraft propeller and parts sales and distribution departments were discontinued at CAS during the year ended June 30, 1999. Management determined that market pressure on propeller service and parts margins did not justify CAS retaining these business areas of operation. Other departments have reduced costs and been overhauled in an effort to obtain profitability for the CAS operation. CAS's fuel sales, hangar management, and aircraft maintenance departments generated profits during the year ended June 30, 1999, and are being retained as operating departments of CAS. The Company has had discussions and negotiations with certain parties regarding the sale of all or part of the CAS operations. Such discussions have not yet led to a definitive agreement to sell CAS.

Acquisitions of Complementary Businesses and Merger or Sale Opportunities

     A key element of the Company's strategy historically involved growth through acquisitions of other companies, assets or product or service lines that would complement or expand the Company's existing businesses. Since 1996, the Company has purchased five separate companies. Management believed that acquisitions would enable it to leverage its fixed costs of operations and further expand the products and services that it could offer to its customers. The Company intended to use its common stock as the major source of its capital to execute its acquisition strategy.

     While management was successful in identifying candidates that met its acquisition criteria, the trading price of the Company's shares and the level of trading volume experienced in the public marketplace created a significantly negative environment for acquiring aviation businesses for the Company using shares for consideration. Company management has endeavored since 1998 to improve this condition, while continuing to incur high corporate overhead costs necessary to properly operate and maintain an anticipated larger aviation service enterprise.

     In the present view of management, the Company's stock is trading below the value of its existing underlying companies and acquisitions at present share price levels would be dilutive to existing shareholders, while the continuation of its corporate overhead strategy would erode shareholder value. Accordingly, in August 1999, the Board of Directors, in an effort to maximize shareholder value, approved a management plan to engage investment advisors and pursue the additional strategy of selling all or part of the Company's businesses.

     The Company is presently in discussions with certain third parties regarding the sale or merger of the Company, and is also in discussions with certain third parties regarding the sale of certain segments of the Company's operations on an individual basis. Other parties interested in the Company's status as a public company have expressed an interest in a business combination, spin-off, or other transaction. While this process is underway, management continues to cut overhead costs and focus its energies on the maximization of its existing business units. There can be no assurance that such activities will generate a sale or merger of the Company or any of its business units, or that if such transaction occurs the resulting consideration will significantly enhance shareholder value.

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

Customers

     AvEx provides stripping and painting services to major carriers in the airline industry. AvEx's past and current customers include United Airlines, Continental Airlines, Boeing Commercial Aircraft Group, Federal Express, United Parcel Service, Delta, Southwest Airlines, Northwest Airlines and Piedmont Airlines.

     Aero Design sells its products to aircraft parts distributors around the world, and directly to airlines in certain instances. Since the completion of its FAA approval process for its generic battery product lines, Aero Design has recently begun to increase its marketing activities and hopes to achieve significant revenue growth during the fiscal 2000 year and beyond.

     Airline Services performs ground handling services at DFW International Airport. Its primary customers consist of United Airlines, Champion Airlines, American Trans Air, Northwest Airlines, and UPS. For the fiscal year ended June 30, 1999, ground handling services accounted for approximately 7% of the total revenues of the Company, versus 8% for the fiscal 1998 year.

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

     The Company's Ground Handling & Service Division has several competitors. Some of the Company's larger competitors include Pedus, Intex and World Aviation Services. These competitors provide interior and exterior aircraft cleaning services and light catering services similar to those provided by the Company.

     The Company's FBO & Airport Management Division has only one smaller competitor in the sale of fuel and no competition in any of its other services at Natrona County International Airport in Casper, Wyoming. CAS believes that the primary competitive factors in this marketplace are price, quality, engineering and customer service. CAS's remote location in Casper, Wyoming in some cases constitutes a competitive advantage (on-site fuel sales) and sometimes a disadvantage (aircraft repairs).

Employees

     The Company presently provides employment to approximately 400 employees throughout the United States. AvEx employs approximately 250 employees, depending upon seasonality. At August 31, 1999, Airline Services had an aggregate of approximately 60 employees, CAS had a total of 38 employees, Aero Design had eight employees, and GEC had 39 employees. Corporate management has five employees, and management believes its employee relations to be good. No employees are covered by collective bargaining agreements.

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

Risk Factors

     Risk of Future Losses from Operations. The Company experienced losses before income taxes of $1,997,000 and $2,106,000 for the year ended June 30, 1998 and year ended June 30, 1999, respectively. These losses were primarily due to goodwill and amortization from the AvEx and CAS acquisitions, CAS operating losses and restructuring costs, and increased corporate overhead incurred to support the Company's acquisition activities. While many of these costs are non-recurring in nature, there can be no assurance that the Company will be profitable or that the Company's businesses will be successful in the future. Overhead costs and corporate expense levels during the past two years were instituted and incurred by management in anticipation of supporting the acquisition of other aviation service companies in accordance with the Company's growth strategy. While the Company was successful in making some acquisitions, the size and volume of this activity did not necessitate the corporate overhead levels that previously existed. Therefore, management began during the second half of fiscal 1999 year to reduce costs, manage the Company with a greater focus on current operating and financial performance, and consider strategic joint ventures and/or combination with other aviation service companies. There can be no assurance that these steps will permit the Company to achieve profitability.

     Dependence on Certain Customers. For the fiscal year ended June 30, 1999, three AvEx customers accounted for $8,455,000, or 37% of revenues of the Company. Of this amount, $3,672,000 or 16% was from United Airlines, Inc. AvEx's aircraft stripping and painting services contract with United Airlines, Inc. ("United") provided approximately 34% of the Company's revenues for the year ended June 30, 1998. The contract with United expired during fiscal 1999. The Company has successfully attracted additional paint contracts from other companies, and continues to pursue additional work on an ongoing basis. While the Company has broadened its customer base, any termination of a material contract or material curtailment of plane deliveries by AvEx's major customers, including reductions as a result of economic or competitive industry pressures, would adversely affect the Company's business, financial conditions and results of operation.

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

  Seasonality. The Company's Overhaul and Service Division experiences significant seasonality and quarter-to-quarter variability in its stripping and painting operations. The annual operating cycle generally reflects escalating strip and paint revenues during non-summer and non-holiday periods. The Company's painting revenues are adversely affected during the airlines' peak traffic seasons of the summer months and the November and December holidays. Currently, a significant percentage of the Company's revenue is generated by the Overhaul and Service Division.

  No Assurance of Successful Sale or Acquisitions. The Company intends to consider acquisitions of other companies that could complement the Company's existing business, including acquisitions of complementary service and product lines. There can be no assurance that suitable acquisition candidates can be identified, or that, if identified, adequate and acceptable financing sources will be available to the Company that would enable it to consummate these transactions. The Company is presently in discussions with certain third parties regarding a sale or merger of all or a part of its businesses, and is also in discussions with certain third parties regarding the sale of certain segments of the Company's operations on an individual basis. Other parties interested in the Company's status as a public company have expressed interest in a business combination, spin-off, or other transaction. There can be no assurance that such activities will generate a sale or merger of the Company or any of its businesses or that if such transaction occurs the resulting consideration will significantly enhance shareholder value.

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

  Dependence on Key Personnel. The Company's future success depends, in large part, on the efforts and abilities of its management team, including Lee Sanders. The loss of the services of any of these managers could have a material adverse affect on the business of the Company. The Company has employment agreements with Mr. Sanders and certain other members of its management team. Mr. Sanders is currently the owner of approximately 29% of the Company's outstanding Common Stock.

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

  Possible Volatility of Stock Price.   The securities of many emerging
companies have experienced significant price and volume fluctuations that are, at times, unrelated or disproportionate to the operating performance of such companies. Such fluctuations may be the result of changes in conditions affecting the economy in general, analysts' reports, general trends in the industry, role of market makers, and other events or factors beyond the Company's control. These conditions may have a material adverse effect on the market price of the Company's Common Stock and publicly held Warrants.

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

  Listing and Maintenance Criteria for Securities; Penny Stock Rules. The Company's Common Stock and Warrants are presently listed on The Nasdaq SmallCap Market ("Nasdaq") and the Boston Stock Exchange (the "BSE"). If the Common Stock or the Warrants fail to maintain such listings, the market value of the Common Stock and Warrants likely would decline and holders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock and Warrants.

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

                        Item 2.  Description of Property

Facilities

     New Iberia Facilities. AvEx Louisiana leases from the Iberia Parish Airport Authority (the "Authority") four aircraft hangars and office space at Acadiana Regional Airport in New Iberia, Louisiana. The Acadiana Regional Airport has a 200 foot by 8002 foot runway, load rated for all military and commercial aircraft. Normal hours of operation for AvEx Louisiana are 24 hours per day, seven days per week.

     AvEx Louisiana leases aircraft maintenance Hangar 88 together with adjoining corporate offices for an annual rental of $120,000. The initial term of this lease expires on August 1, 2000. These facilities were constructed prior to 1960. This lease also covers a 3.369 acre automobile parking area. Hangar 88 is 160 feet wide by 185 feet deep with 40 foot hangar doors on both the east and west side. A taxiway leading to both sides of the hangar allows this building to house two narrow body aircraft at one time.

     On land adjacent to the Hangar 88 complex, construction of a new aircraft maintenance Hangar 88-C was completed in 1995 using $2,900,000 of bond funds provided by the State of Louisiana. It is 185 feet wide by 223 feet deep, with 40 foot hangar doors and a tail door which is an additional 20 feet in height, and is capable of housing wide-bodied McDonnell Douglas DC-10 aircraft. Hangar 88-C is leased by AvEx Louisiana for an initial term expiring October 1, 2023 at an annual rental of $158,000. The Hangar 88 and 88-C complex constitute AvEx Louisiana's major facilities at the Acadiana Regional Airport.

     AvEx Louisiana also leases a smaller aircraft maintenance hangar for an annual rental of $60,000. The initial term of the lease expires on February 1, 2001. This hangar is used by AvEx Louisiana to paint Boeing 737 aircraft, which may be completely enclosed within the hangar while being painted.

     Each of the three leases allows the Authority and AvEx Louisiana to agree to extensions and requires rental escalations of 10% every five years. The leases also require AvEx Louisiana to pay fuel fees of 16% of its cost for aircraft fuel and lubricating oils. AvEx Louisiana is usually able to charge these fuel fees to its customers.

     AvEx Louisiana has executed a 30-year operating lease with the Authority for purposes of obtaining funds from the State of Louisiana to build a larger hangar for the housing and maintenance of Boeing 747 aircraft. The State of Louisiana and the U.S. government have approved grants totaling $4.5 million to pay part of the cost of construction of a hangar at Acadiana Regional Airport. Iberia Parish financed the remaining cost of the hangar construction through a bond issuance. This project is targeted for completion in the fall of 2000, and will thereafter require annual rental payments of $420,000. The estimated total cost of the hangar is $9,500,000.

     Portland Facilities. AvEx Portland leases two hangars and office space at the Airtrans Center at Portland International Airport. Portland International Airport has a 11,011 foot by 150 foot runway load rated for all commercial and military aircraft. The facility is presently being used for aircraft painting for the Federal Express contract. The paint hangar consists of a 112,000 square foot maintenance hangar and a two-story, 65,000 square foot shop and office area. The hangar is 320 feet by 350 feet with 50.5 foot hangar doors, with an additional tail door 19 feet high. The lease requires rent equal to 10% of the revenues of AvEx Portland earned from its Portland painting activities.

     Greenville Facilities. In January 1999, the Company formed AvEx Greenville and executed a ten year lease on a 28,000 square foot paint facility at the Mid Delta Regional Airport in Greenville, Mississippi. This facility can accommodate airplanes up to Boeing-727 in size, and AvEx Greenville pays $9,000 per month for the facility.

     Dallas Office Space. The Company also occupies 5,900 square feet of office space at 700 North Pearl Street, Suite 2170, Dallas, Texas, pursuant to a sublease that expires in September 1999. The Company pays a monthly rental of $7,120.

     Casper Facilities. In connection with the acquisition of CAS in August 1997, the Company acquired certain real property and leases related to the operations of CAS. The Company leases from the Natrona County International Airport Authority the land underlying its main hangar and office building and three groups of hangars for the storage of aircraft.

     The lease of the land underlying CAS's main hangar and office building expires December 31, 2009 and requires a monthly rental of $2,000 per month. This lease also requires that the building and improvements on the leased property vest to the Natrona County International Airport Authority at the expiration of the lease term.

     The Company also leases land underlying the three storage hangars. These leases require a monthly payment totaling the greater of $479 per month or 7% of the sublease rentals received. These leases expire from January 31, 2002 to August 31, 2006.

     Tennessee Facilities. Aero Design utilizes approximately 3,000 square feet of manufacturing and office space in Nashville, Tennessee under a two-year lease at the monthly rate of $1,500 plus expenses. These facilities are deemed adequate for Aero Design's growth during the next fiscal year. Suitable facilities in the nearby area are sufficient to support additional growth.

     Arlington Facilities. GEC operates an approximately 20,000 square foot manufacturing and operating facility in Arlington, Texas under a short term lease. Rent payments are $5,000 per month plus all utilities and taxes. These premises are deemed sufficient for the operation of the enterprise during the fiscal 2000 year.

                           Item 3.  Legal Proceedings

     The Company is not involved in any material pending legal proceeding other than ordinary routine litigation considered to be incidental to its business and other than the following litigation.

     Along with the cash and stock consideration paid to the sellers of CAS in August 1997, the Company agreed at the time of the CAS purchase to remit to the sellers of CAS additional cash consideration with respect to their shares of Common Stock if certain conditions were satisfied. In August 1998, the Company filed a lawsuit seeking a declaratory judgment in its favor that the conditions to this additional payment had not been met. The sellers filed a suit at the same time seeking payment of amounts allegedly owing to them. The dispute is presently being litigated as Frederick C. Werner, et al. v. Aviation Group,
                             ----------------------------------------------
Inc., Civil Action No. 98-CV-1062-B, United States District Court for Wyoming.
----
Management presently believes that its position regarding the nonpayment of these sums will ultimately be upheld.

     A former employee of GEC filed suit against GEC in December 1998, alleging that he injured himself on the job due to GEC's negligence. This suit is styled Amador Trevino v. General Electrodynamics Corporation, Cause No. CC-98-11952-C
-----------------------------------------------------
in the County Court at Law No. 4, Dallas County, Texas. The plaintiff seeks $155,000 in actual damages plus interest and costs. GEC denies the plaintiff's claims and allegations. Management intends to vigorously defend the suit and believes that this suit will not have a materially adverse impact on the Company.

         Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

       Item 5.  Market For Common Equity and Related Stockholder Matters.

     On August 19, 1997, the Company closed an initial public offering (the "IPO") of its $.01 par value Common Stock (symbol: AVGP) and Redeemable Common Stock Purchase Warrants (symbol: AVGPW). The Company sold 1,150,000 shares of Common Stock, and 1,150,000 Common Stock Purchase Warrants. These securities have been listed with and trade on the Nasdaq SmallCap Market and the Boston Stock Exchange since completion of the IPO. There was no public trading market for the Company's securities prior to that time.

     As of October 4, 1999, the Company had 69 holders of record of Common Stock and nine holders of record of Warrants.

     The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices of the Company's Common Stock (since August 13, 1997) based on information published by the Nasdaq SmallCap Market.

                                             Common Stock Trading Price
                                             --------------------------
Fiscal Year 1998                             High                  Low
----------------                             ----                  ----
August 13, 1997 - September 30, 1997..       $10.375              $8.125
October 1, 1997 - December 31, 1997...         9.125               7.500
January 1, 1998 - March 31, 1998......         8.375               3.375
April 1, 1998 - June 30, 1998.........         4.375               3.000

Fiscal Year 1999
----------------

July 1, 1998 - September 30, 1998.....    3.875   2.250
October 1, 1998 - December 31, 1998...    2.313   1.625
January 1, 1999 - March 31, 1999......    2.938   1.781
April 1, 1999 - June 30, 1999.........    2.250   1.250

     During the last two fiscal years, the Company has not paid any Common Stock dividends. The Company does not anticipate payment of any dividends on its Common Stock in the near future because the Company intends to retain earnings to fund growth of its operations.

     During the fiscal year ended June 30, 1999, the Company issued, or agreed to issue, the following unregistered securities whose issuance has not previously been reported.

  In September 1998, the Company issued 5,217 shares of Common Stock to a stock broker pursuant to his exercise of outstanding warrants previously held by him. These shares were issued, on a cashless basis, in exchange for the exercise and surrender of a total of 8,000 warrants. The warrants were exercisable at $1.00 per share. These shares were issued in reliance upon the exemption from registration of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) thereof.

  In July 1998, Robert Schneider, then a director of the Company, exercised his warrants in an unregistered transaction to purchase 32,434 shares of Common Stock. These shares were issued, on a cashless basis, in exchange for the exercise and surrender of a total of 43,245 warrants. The warrants were exercisable at $1.00 per share. These shares were issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(2) thereof.

  In May 1999, six holders of the Company's outstanding 10% Convertible Notes agreed to convert the principal and interest payments payable under their Notes on March 31, June 30 and September 30, 1999 totaling $221,000 for a total of 126,427 shares of Common Stock. The Company agreed to reduce the conversion price for these Notes from $4.50 per share generally, or $3.00 per share in the case of one of the Notes, to $1.75 per share. These shares were issued in reliance upon the exemption from registration under the Securities Act provided by Section 3(9) thereof. These shares were issued in exchange solely for the cancellation of a portion of the outstanding debt represented by the Convertible Notes.

  In June 1999, two existing shareholders of the Company loaned the Company a total of $600,000. These loans are due December 31, 1999 and bear interest at 9% per annum. As part of the consideration for making these loans, the Company issued to the lenders warrants to purchase a total of 200,000 shares of Common Stock at an exercise price of $1.00 per share. These warrants expire on June 30, 2002. These warrants were issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(2) thereof. The Company considers the lenders to be sophisticated and knowledgeable investors.

  In October 1998, the Company issued to RAS Securities Corp. and one of the principals of RAS warrants to purchase an aggregate of 100,000 shares of Common Stock expiring in October 2003. The warrants were issued in consideration for their efforts in obtaining acquisition candidates and raising capital for the Company. Each of the parties were issued warrants having an exercise price of $3.00 per share for 5,000 shares, $3.50 per share for 5,000 shares, $4.50 per share for 10,000 shares, $5.50 per share for 10,000 shares, $6.50 per share for 10,000 shares, $7.50 per share for 5,000 shares, and $8.00 per share for 5,000 shares. The Company relied upon the exemption from registration under the Securities Act provided by Section 4(2) thereof, and considers both of the recipients to be sophisticated and knowledgeable investors.

  In January 1999, the Company agreed to issue to Josephthal & Co. warrants to purchase an aggregate of 100,000 shares exercisable at $2.125 per share expiring in January 2004. These warrants have not yet been issued. These warrants are a part of the consideration payable by the Company for investment banking services to be provided by Josephthal & Co. in connection with the Company's capital raising activities. In agreeing to issue the warrants, the Company relied upon the exemption from registration under the Securities Act provided by Section 4(2) thereof. The Company considers Josephthal & Co. to be a sophisticated and knowledgeable investor.

  In July 1999, the Company agreed to issue to the Louisiana Economic Development Corporation ("LEDC") warrants to purchase 15,000 shares of Common Stock exercisable at $2.125 per share expiring in July 2002. These warrants are to be issued in consideration for the guaranty provided by the LEDC for $500,000 in lease payments under the Company's new hangar lease in New Iberia, Louisiana. In agreeing to issue the warrants, the Company relied upon the exemption from registration under the Securities Act provided by Section 4(2) thereof. The LEDC is an existing shareholder of the Company and considered by the Company to be a sophisticated and knowledgeable investor.

  In connection with the Company's purchase of Aero Design, Inc. and Battery Shop, L.L.C., the Company (i) promised to pay to the former owners of those entities a portion of the pre-tax net profits of those entities in excess of $359,000 for three years, (ii) guaranteed to protect them from any losses of up to $450,000 realized by them upon the resale of their shares of Common Stock issued in connection with the purchase, and (iii) promised to pay to Mr. Lynn a royalty equal to 2 1/2% of the Company's net sales from new products for which the Company obtains new PMA licenses developed by Aero Design through Mr. Lynn's efforts. In May 1999, they agreed to accept the issuance of 153,250 shares of Common Stock in exchange for a release and cancellation of the guaranty by the Company against any loss on a resale of their shares of Common Stock, agreed to accept the issuance of 1,500 shares of Common Stock in exchange for any cash profit participation payable for the year ended March 31, 1999, and agreed to accept the issuance of 500 shares of Common Stock in satisfaction of the Company's royalty obligation for the year ended March 31, 1999. All of the foregoing shares have been or will be issued to the former owners in reliance upon the exemption from registration under the Securities Act provided by
Section 4(2) or 3(9) thereof. These two individuals are existing shareholders of the Company, are executive officers or directors of Aero Design and active in Aero Design's business, and are considered by the Company to be sophisticated and knowledgeable investors.

    Item 6.  Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

     Management continues its efforts to reduce overhead costs, and expects improvements in future periods, principally from reductions in Aviation Group corporate overhead, insurance cost reductions, and reductions in accounting, legal, and other indirect expenses. Reductions in non-essential division operating expenses, along with elimination of marginal products and services that do not provide future growth or near-term profits are also being pursued.

     Overhead costs and corporate expense levels during the past two years were instituted and incurred by management in anticipation of supporting the acquisition of other aviation service companies in accordance with the Company's growth strategy. While the Company continues to pursue growth via the acquisition of such entities on a selected basis, such activity is subject to the Company's ability to attract financing for such transactions. There can presently be no assurance that such financing will be available in amounts and at prices beneficial to existing shareholders and operations, and the absence of such financing could have a materially negative effect on the Company's operations. Therefore, management began during fiscal 1999 to reduce costs, manage the Company with a greater focus on current operating and financial performance, and consider strategic joint ventures and/or combinations with other aviation service companies.

                                                     Year Ended June 30,
Total Company                                      1999                 1998
-------------                                 -----------------  ------------------
Revenues                                          $ 22,553,000        $ 18,244,000
Cost of revenue                                    (16,407,000)        (14,618,000)
Operating and other expenses                        (4,257,000)        ( 2,769,000)
                                                  ------------        ------------
Operating division income                         $  1,889,000        $    857,000
                                                  ------------        ------------

Corporate Overhead                                  (1,534,000)        (1,389,000)
Depreciation and amortization                         (978,000)          (694,000)
Non-recurring costs incurred (1)                      (641,000)          (401,000)
Acquisition activity costs incurred (2)               (262,000)          (100,000)
Interest income                                         11,000            116,000
Interest expense (3)                                  (591,000)          (386,000)
                                                   ------------       ------------
Pre-tax loss                                       $(2,106,000)       $(1,997,000)
                                                   ============       ============

_______________________
(1) Includes operating losses and costs incurred in departments eliminated by the Company, along with certain start-up costs associated with adding new product and service lines of business, as further disclosed in the Division Summaries included herein.
(2) Includes costs associated with the Company's pursuit of acquisitions and purchase-price financing related thereto, including $123,000 in non-cash expense during the June 30, 1999 fiscal year relating to the issuance of Common Stock warrants to third parties for investment/acquisition services.
(3) Includes $149,000 in non-cash financing costs during the June 30, 1999 fiscal year associated with the Company's restructuring of certain debt payments and stock price guarantees as described further herein.


Overhaul & Service Division
---------------------------

     Revenues consist primarily of gross revenues from stripping and painting and other aircraft coating services to major passenger and freight airlines and corporate aircraft and aviation related companies. Beginning January 1, 1999, the Company officially changed the name of its painting operations from Pride Aviation to Aviation Exteriors ("Avex") for each of the locations. This name change coincides with the Company's enhanced marketing efforts in this division, and management believes that such efforts will result in enhanced market awareness and reputation for its painting businesses. During fiscal 1999, the Company executed a hangar-facility operating lease and incurred start up costs leading to the opening of a new paint facility in Greenville, Mississippi.

     The Company's battery manufacturing subsidiary Aero Design is positioning for significant growth. During the fiscal 1999 year, Aero Design applied for and won approval from the FAA for numerous additional manufacturing licenses relating to its line of commercial and general aviation replacement batteries. These new licenses will allow Aero Design to focus its activities in fiscal 2000 on growth in sales and operating profits.

General Electrodynamics Corporation (acquired in August, 1998) comprises the remaining operating activities of this division. This subsidiary is not included in Division operating results for fiscal 1998.

     Costs of revenues consist largely of direct and indirect labor, direct material and supplies, insurance and other indirect costs applicable to the completion of each contract or order. Operating expenses consist of all general and administrative and operating costs not included in costs of sales, including but not limited to facilities rent, indirect labor and other overhaul costs.

     This division of the Company now consists of five locations. In addition to the Avex paint locations at Acadiana Regional Airport in New Iberia, Louisiana, Portland Airport in Portland, Oregon, and the new paint facility in Greenville, Mississippi, recent acquisitions have added the complementary operations of Aero Design, Inc. in Mt. Juliet, Tennessee, and General Electrodynamics Corporation of Arlington, Texas to this division.

     During the year ended June 30, 1999, the paint division performed services for three customers whose sales represented 75% of total revenues of this division. For the year ended June 30, 1998, the paint division performed services for one customer whose sales represented 68% of total revenues for this division.

                                                      Year ended June 30,
Overhaul Services                                   1999                 1998
-----------------                                   ----                 ----
Revenues                                         $ 15,097,000        $10,536,000
Cost of revenue                                   (10,155,000)        (7,900,000)
Operating and other expenses                       (3,356,000)        (1,513,000)
                                                 ------------         ----------
Recurring division income                           1,586,000          1,123,000
                                                 ------------         ----------

Depreciation and goodwill amortization               (652,000)          (422,000)
Facility start-up and restructuring costs (1)        (264,000)          (296,000)
Interest income                                            --              3,000
Interest expense                                     (168,000)           (40,000)
                                                 ------------         ----------

Pre-tax income (loss)                            $    502,000         $  368,000
                                                 ============         ==========

_______________________________

(1) Includes $223,000 in start-up costs relating to the opening of the Greenville, Mississippi facility and $41,000 in costs relating to the transfer of remaining Dallas paint operations to New Iberia, Louisiana during the year ended June 30, 1999. Includes $207,000 relating to the Dallas paint operations and related transfer to Louisiana, and $89,000 in Portland, Oregon start-up costs relating to the multi-year Federal Express contract incurred during the year ended June 30, 1998.


Ground Handling & Service Division
----------------------------------

     Revenues are derived primarily by providing commercial airlines with a variety of support services including aircraft interior cleaning, exterior washes, lavatory and water services and ramp services and baggage handling. Costs of revenues consist largely of direct and indirect labor, direct material and supplies, and other indirect costs. Operating expenses consist of all general and administrative and operating costs not included in costs of sales. This division operates principally at Dallas-Fort Worth International Airport since 1990.

     Certain marginal non-DFW operating locations have been eliminated during the past twelve months. During the year ended June 30, 1999, the Company recognized $44,000 in non-recurring costs associated with these shutdowns. Such costs for the year ended June 30, 1998 were $72,000.

                                                        Year ended June 30,
Ground Handling & Services                           1999                1998
--------------------------                           ----                ----
Revenues                                          $1,553,000          $1,462,000
Cost of revenue                                     (811,000)         (1,049,000)
Operating and other expenses                        (455,000)           (321,000)
                                                  ----------          ----------
Recurring division income                            287,000              92,000
                                                  ----------          ----------

Depreciation and amortization                       (110,000)            (49,000)
Non-recurring facility shutdown costs                (44,000)            (72,000)
Interest income                                           --                 --
Interest expense                                     (14,000)             (8,000)
                                                  ----------          ----------

Pre-tax income                                    $  119,000         $   (37,000)
                                                  ==========          ==========


FBO Operations & Airport Management
-----------------------------------

     In August 1997, the Company acquired Casper Air Service, Inc. ("CAS"), which operates a fixed-base operation in Casper, Wyoming. This fixed base operation, located at Natrona County International Airport in Casper, Wyoming, provides fuel and light maintenance services to general aviation, corporate and light freight aircraft customers. During the fiscal 1999 year, the Company has eliminated certain marginal lines of operations at CAS, including the aircraft propellers and parts distribution departments. Operating losses and non-recurring charges associated with these eliminated departments totaled $333,000 for the year ended June 30, 1999. Such activities generated $33,000 during the fiscal year ended June 30, 1998.


                                                          Year ended June 30,
FBO Operations                                         1999                1998
--------------                                         ----                ----
Revenues                                          $ 5,903,000           $6,246,000
Cost of revenue                                    (5,441,000)          (5,669,000)
Operating and other expenses                         (446,000)            (935,000)
                                                  -----------           ----------
Recurring division income (loss)                       16,000             (358,000)

Depreciation and amortization                        (194,000)            (216,000)
Loss from eliminated departments                     (333,000)             (33,000)
Interest income                                         9,000               46,000
Interest expense                                     (114,000)            (109,000)
                                                  -----------        -------------

Pre-tax income                                    $  (616,000)       $    (670,000)
                                                  ===========        =============


Aviation Group - Corporate Overhead
-----------------------------------

     Operating expenses consist of all general and administrative and operating costs to provide management to the Company's divisions, to support expected growth, and to seek acquisition targets, not directly attributable to the divisions' operations. These charges include legal, accounting, travel and other related overhead. During the fiscal years ended June 30, 1999 and 1998, the Company incurred $262,000 and $100,000, respectively, in non-amortizable acquisition related costs. Direct costs associated with the Company's status as a public company, along with increases in travel and corporate marketing and operations accounted for the rise is overhead in fiscal 1999. Management continues its efforts to reduce overhead costs, and expects additional improvements in future periods, principally from reductions in Aviation Group management overhead, insurance cost reductions, and reductions in accounting, legal, and other indirect expenses.

                                          Year ended June 30,

Aviation Group- Corporate                1999             1998
-------------------------                ----             ----
Operating and other expenses         $(1,534,000)     $(1,389,000)
Depreciation and amortization            (22,000)          (7,000)
Acquisition activity costs (1)          (262,000)        (100,000)
Interest income                            2,000           67,000
Interest expense (2)                    (295,000)        (229,000)
                                     ------------     ------------

Total Corporate Expenses             $(2,111,000)     $(1,658,000)
                                     ============     ============

____________________
(1) Includes costs associated with the Company's pursuit of acquisitions and purchase-price financing related thereto, including $123,000 in non-cash expense during the June 30, 1999 fiscal year relating to the issuance of Common Stock warrants to third parties for investment/acquisition services.
(2) Includes $149,000 in non-cash financing costs during the June 30, 1999 fiscal year associated with the Company's restructuring of certain debt payments and stock price guarantees as described further herein.

General

     The Company, through its three operating divisions, offers a broad range of services to the aviation industry. The Company planned to capture a larger market share of the services its operating divisions provide and currently being outsourced by the airline and corporate aircraft industry, including but not limited to, painting airline and corporate aircraft, corrosion cleaning, ground handling services, fueling, and passenger service. The Company has historically grown through acquisitions and internal growth, and is additionally pursuing the sale or merger of all or part of its businesses into a larger aviation service company or other entity.

Seasonality and Variability of Results

     The Company's Overhaul and Service Division experiences significant seasonality and quarter-to-quarter variability in its stripping and painting operations. The annual operating cycle generally reflects escalating strip and paint revenues during non-summer and non-holiday periods. The Company's painting revenues are adversely affected during the airlines' peak traffic seasons of the summer months and the November and December holidays. At August 31, 1999, the paint division had contracts for the painting of aircraft totaling approximately $20,000,000 extending through the year 2002, beginning primarily in January 2000. Currently, a significant percentage of the Company's revenue is generated by the Overhaul and Service Division.

Fiscal Year Ended June 30, 1999 Compared to the Fiscal Year Ended June 30, 1998

     The Company's net revenue increased by $4,309,000 or 24%, for the year ended June 30, 1999 compared to the year ended June 30, 1998. This increase in revenue resulted primarily from the Company's Overhaul & Service Division, which contributed net revenue totaling $15,097,000 for 1999 compared to $10,536,000 for 1998. These increases were from the Company's acquisition of Aero Design and GEC, and increases in paint operations at the Company's Portland location.

     Revenues from Ground Handling for the year ending June 30, 1999 increased 6% to $1,553,000 from $1,462,000 for the year ended June 30, 1998. Gross margins increased during the period to 48% in fiscal 1999 from 29% in fiscal 1998, the result of the Company's focus on its more profitable DFW operating location.

     The Company's cost of revenues increased by $1,789,000 to $16,407,000 for the year ended June 30, 1999 from $14,618,000 for the year ended June 30, 1998. This increase in cost of revenues resulted primarily from the acquisitions of Aero Design and GEC. Cost of revenues decreased as a percentage, relative to net revenue, to 73%, for the fiscal year ended June 30, 1999 from 80% for the year ended June 30, 1998. This improvement is the result of increases in Overhaul & Service Division operating activities, which generate higher margins.

     The Company's operating expenses increased by $2,062,000 to $6,734,000 for the year ended June 30, 1999 from $4,672,000 for the year ended June 30, 1998. This increase in operating expenses resulted primarily from the acquisitions of Aero Design and GEC, and internal growth in the Company's paint operations. Corporate overhead also included $123,000 in expense related to the value of Company common stock warrants issued to certain financial and investment advisors relating to acquisition activities.

     Goodwill amortization and depreciation increased by $284,000 to $978,000 for the year ended June 30, 1999. This increase related to the acquisition by the Company of Aero Design and GEC. Interest expense for the year ended was up $205,000 during fiscal 1999 to $591,000 for the year ended June 30, 1999, versus $386,000 for the year ended June 30, 1998. This increase resulted primarily from interest expense in the Company's GEC subsidiary acquired in August 1998, and $133,000 in finance charges relating to the Company's restructuring of certain stock price guarantees in August 1998 as described further in Note H to the Company's financial statements.

Financial Condition and Liquidity

     A key element of the Company's strategy historically involved growth through acquisitions of other companies, assets or product or service lines that would complement or expand the Company's existing businesses. Since 1996, the Company has purchased five separate companies. Management believed that acquisitions would enable it to leverage its fixed costs of operations and further expand the products and services that it could offer to its customers. The Company intended to use its common stock as the major source of its capital to execute its acquisition strategy.

     While management was successful in identifying candidates that met its acquisition criteria, the trading price of the Company's shares and the level of trading volume experienced in the public marketplace has created a significantly negative environment for acquiring aviation businesses for the Company using its stock as consideration. Company management has endeavored since 1998 to remedy this condition, while continuing to incur high corporate overhead costs necessary to properly operate and maintain a larger aviation service enterprise.

     In the present view of management, the Company's stock is trading below the value of its existing underlying companies and acquisitions at present share price levels would be dilutive to existing shareholders, while the continuation of its corporate overhead strategy would erode shareholder value. Additionally, the Company's operating subsidiaries other than CAS, while generating profits and positive cashflow from operations, continue to be hindered by the corporate overhead associated with the Company's original strategy of acquiring additional aviation companies with a combination of cash and Company common stock. Accordingly, in August 1999, the Board of Directors approved a management plan to engage investment advisors and pursue the additional strategy of selling all or part of the Company's businesses.

     The Company is presently in discussions with certain third parties regarding sale or merger of the Company, and is also in discussions with certain third parties regarding the sale of certain segments of the Company's operations on an individual basis. Other parties interested in the Company's status as a public company have expressed interest in a business combination, spin-off, or other transaction. While this process is underway, management continues to cut overhead costs and focus its energies on the maximization of its existing business units. There can be no assurance that such activities will generate a sale or merger of the Company or any of its business units, or that if such transaction occurs, the resulting consideration will significantly enhance shareholder value.

     Exclusive of the AvEx acquisition, the Company made capital expenditures during the year ended June 30, 1999 and June 30, 1998 of $334,000 and $776,000, respectively. The majority of capital expenditures incurred during the aforementioned periods relates to equipment purchased to enhance the existing operating facilities and computerized systems.

     The Company realized approximately $5.3 million net proceeds from its IPO in August 1997. The proceeds have been used to repay the 10% Bridge Notes of $500,000, fund the cash portions of the CAS acquisition of $1,167,000 and the Aero Design acquisition of $753,000, repay approximately $700,000 of bank and other indebtedness, and general working capital for operations and other corporate purposes. In August 1998 the Company entered into a $3,000,000 three-year working capital financing arrangement with CIT Finance. The Company's availability under this line is determined based on receivable and inventory levels. Borrowings under the CIT line of credit were $1,259,000 at June 30, 1999, representing full borrowing under the line. Short term borrowings net of repayments in fiscal year 1999 of $1,004,000 were used primarily in the repayment of $425,000 in notes payable and $483,000 in long term debt. Accelerated growth from current levels or material disruptions in business activity could require additional debt or equity financing from external funding sources.

     The Company is working to replace aircraft paint work during the first and second quarters of the fiscal 2000 year at volume levels similar to those under its United Airlines contract that expired in June 1999. At August 31, 1999, the Company had contracts for the painting of aircraft totaling approximately $20,000,000 extending through the year 2002, beginning primarily in January 2000, including military paint work as a subcontractor for Boeing. The Company is aggressively pursuing contracts with various aircraft operators and owners that are present in the marketplace. Management, therefore, is required to plan cash flow for its operating peaks and valleys accordingly.

     The Company has incurred significant losses from operations in fiscal years 1999 and 1998 and had a working capital deficit of $2,073,000 at June 30, 1999. The Company generated $103,000 in cash flow from operating activities in fiscal year 1999. This resulted from a net loss of $2,305,000 offset primarily by $1,344,000 of non-cash charges and the net reduction of operating assets and increase in operating liabilities of approximately $1,000,000. In June 1999, the Company borrowed $600,000 from two of its shareholders. This loan bears interest at 9% per annum, is payable at December 31, 1999 and is secured by a pledge of the Company's stock in all of its subsidiaries except Aero Design, Inc., Battery Shop, L.L.C. and General Electrodynamics Corporation.

     Management has implemented certain cost-saving measures and arranged for disposal of certain additional operating departments in CAS. Management has also arranged for the conversion of certain current maturities of its 10% convertible note obligations to common stock. The Company believes that these steps will allow it to achieve positive cash flow in fiscal year 2000. Management also is negotiating for the sale of certain fixed assets it believes will generate approximately $500,000 of cash for the Company and allow it to finance its near-term working capital requirements during fiscal 2000. These transactions combined with Company expense reduction activities and the potential sale of some or all of the Company's operating divisions can enable it to meet its obligations during fiscal 2000. Any significant failure to achieve anticipated cost savings or a sale of fixed assets or any significant business interruptions or loss of significant customers could adversely affect the Company's cash flow plans.

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

     The Company is presently working with its major customers and vendors to define and implement Year-2000 safeguards and systems management procedures. The nature and severity of such issues is difficult to detect and measure, however, and significant business interruptions from Year-2000 system breakdowns within the aviation industry may occur whose impact on the Company may be material in scope and amount. Following is a summary of the principle strategic areas of Year-2000 exposure and the status of Company efforts to monitor, measure, and implement protective measures:

          a) Accounting and financial record-keeping: The Company utilizes off-the-shelf accounting and payroll software, operated on standard personal computer file servers and hardware. The Company's principle accounting packages have been upgraded according to vendor software upgrades and are believed to be Year-2000 compliant. The Company's CAS subsidiary has historically used a mainframe-based system that the Company strengthened during fiscal 1999 with a PC-based system, and management expects all CAS systems to be Year-2000 compliant by calendar 1999 year end . The cost of these upgrades is expected to be less than $25,000.

          b) Automated transfer of receipts and deposits with lenders and bank depositories: The Company utilizes automated transfer telecommunications and PC-based software to transfer monies between divisions and their respective banks and lenders. The Company has endeavored to confirm that such institutions have installed sufficient Year-2000 compliant systems and procedures to insure routine operations, and believes that business disruption risk from this area is presently minimal.

                        Item 7.  Financial Statements.

Consolidated Financial Statements of Aviation Group, Inc. and Subsidiaries

Report of Independent Accountants dated September 17, 1999 by Hein +
    Associates, LLP                                                          F-1
Report of Independent Accountants dated October 12, 1998 by
    PricewaterhouseCoopers LLP                                               F-2
Consolidated balance sheet as of June 30, 1999                               F-3
Consolidated statements of operations for the years ended June 30, 1999
    and  the year ended June 30, 1998                                        F-4
Consolidated statements of changes in shareholders' equity for the period
    from July 1, 1997 through June 30, 1999                                  F-5
Consolidated statements of cash flows for the years ended June 30, 1999
     and 1998                                                                F-6
Notes to consolidated financial statements                                   F-7

   Item 8.  Changes in and Disagreements With Accountants on Accounting and
                             Financial Disclosure.

     The information required by this item with respect to the change in the Company's principal independent accountants from PricewaterhouseCoopers LLP to Hein + Associates, LLP, effective April 19, 1999, has been previously reported in the Company's Form 8-K Current Report dated April 19, 1999.

                                   PART III

    Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The discussions under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders of the Company scheduled to be held on November 30, 1999 (the "Proxy Statement") are incorporated herein by reference.


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

Exhibit    Description
-------    -----------
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

  10.1     Aviation Group, Inc. 1997 Stock Option Plan*

  10.2     First Amended and Restated Employment Agreement between Company and
           Lee Sanders*

  10.3 Employment Agreement dated March 1, 1996, by and between the Company and Paul Lubomirski*

  10.4 Consulting Agreement dated March 1, 1996, by and between the Company and Charles E. Weed*

  10.5 Form of Warrant Agreement for warrants granted as of April 28, 1998 and table listing directors or executive officers who received warrants and related information****

  10.6     Lease and Operating Agreement between Aviation Exteriors Louisiana,
           Inc. and Iberia Parish Airport Authority, dated December 28, 1994, relating to Hangar No. 88-C*

  10.7 Warrant Agreement dated as of October 20, 1998 between Paul Taboada and the Company

  10.8 Warrant Agreement dated as of July 31, 1999 between the Company and the Louisiana Economic Development Corporation

  10.9 Lease and Operating Agreement between Iberia Parish Airport Authority and Aviation Exteriors Louisiana, Inc., dated July 23, 1991, relating to Hangar No. 88, as amended by that certain Agreement dated December
           10, 1992*

  10.10    Loan and Security Agreement dated August 21, 1998 between the CIT
           Group/Credit Finance, Inc. and Tri-Star Airline Services, Inc.,
           Aviation Exteriors Louisiana, Inc., Casper Air Service, Aero Design,
           Inc., and AvEx Aviation Portland, Inc.****

  10.11    Guaranty dated August 21, 1998 from the Company in favor of The CIT
           Group/Credit Finance, Inc.****

  10.12 9% Note due December 31, 1999 dated June 11, 1999 in the original principal amount of $100,000 made by the Company payable to the order of John Chidlow

  10.13 9% Note due December 31, 1999 dated June 11, 1999 in the original principal amount of $500,000 made by the Company payable to the order of Jerry R. Webb

  10.14 Pledge Agreement dated as of June 11, 1999 from the Company in favor of Jerry R. Webb and John Chidlow

  10.15    Warrant Agreement dated as of June 11, 1999 between the Company and
           John H. Chidlow

  10.16 Warrant Agreement dated as of June 11, 1999 between Jerry R. Webb and the Company

  10.17    Warrant Agreement dated as of October 20, 1998 between RAS Securities
           Corp. and the Company

  10.18    Form of 10% Convertible Note (included as Exhibit 4.5)*

  10.19    Form of Pledge Agreement from the Company in favor of holders of 10%
           Convertible Notes*

  10.20    Warrant Agreement dated as of August 31, 1999 between the Company and
           Hank Clements

  10.21    Employment Agreement between Company and John Arcari*

  10.22    First Amendment to Consulting Agreement between Company and Charles
           Weed*

  10.23    Warrant Agreement dated as of August 31, 1999 between the Company and
           Robert Schneider

  10.24    747 Hangar Lease Agreement between Iberia Parish Government, Iberia
           Parish Airport Authority and Aviation Exteriors Louisiana, Inc., dated June 23, 1999

  10.25    Agreement between United Parcel Service Co. and Aviation Exteriors
           Louisiana, Inc. (f/k/a Pride Aviation, Inc.) dated January 1, 1999

  10.26    First Amendment to Employment Agreement between the Company and Paul
           Lubomirski dated August 18, 1997*

  10.27 First Amendment to First Amended and Restated Employment Agreement between the Company and Lee Sanders dated August 18, 1997*

  10.28 Amendment to Employment Agreement between the Company and Lee Sanders dated August 28, 1998****

  10.29    First Amendment to Stock Purchase Agreement among the Company, Aero
           Design, Inc., Battery Shop, LLC, Carolyn Lynn and Grady Lynn dated as of April 30, 1999

  10.30    Aircraft Paint Services Agreement dated April 24, 1998 between
           Federal Express Corporation and AvEx Aviation, Inc.**

  10.31    Stock Purchase Agreement dated as of August 28, 1998 among Aviation
           Group, Inc., General Electrodynamics Corporation, Omega Management
           Corporation and Thomas J. Smith***

  10.32    Forms of Amendments to Nonqualified Warrant Agreements and Qualified
           Stock Option Agreements to amend exercise prices, together with a listing of the options and warrants that were amended and the new exercise prices per share

  10.33 Amendment and Second Amendment to June 30, 1996 Warrant Agreement between the Company and Richard L. Morgan

  11.1     Computation of Net Loss per Common Share

  21.1     List of Subsidiaries of the Company

  27.1     Financial Data Schedule

* Incorporated herein by reference to the Form SB-2 Registration Statement of the Company (File No. 333-22727).

** Incorporated herein by reference to the Form 10-QSB Quarterly Report for the quarter ended March 31, 1998.

*** Incorporated by reference to the Form 8-K Current Report dated August 28, 1998.

**** Incorporated by reference to the Form 10-KSB Annual Report for the year ended June 30, 1998.

(b) Reports on Form 10-K. The Company filed a Form 8-K Current Report dated April 19, 1999 during the last fiscal quarter of the fiscal year ended June 30, 1999. The Form 8-K reported the change in the Company's independent accountants from PricewaterhouseCoopers LLP to Hein + Associates, LLP.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  October 7, 1999.

                                        AVIATION GROUP, INC.


                                            /s/ RICHARD L. MORGAN
                                        By: ___________________________________
                                            Richard L. Morgan, Executive Vice
                                            President & Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 Signature                                  Title                                  Date
                 ---------                                  -----                                  ----
     /s/ LEE SANDERS
     _______________________________               Chairman of the Board and Chief           October 11, 1999
     Lee Sanders                                   Executive Officer

     /s/ RICHARD L. MORGAN
     _______________________________               Director, Executive Vice                  October 7, 1999
     Richard L. Morgan                             President, Chief Financial
                                                   Officer and Chief Accounting
                                                   Officer

     /s/ CHARLES WEED
     _______________________________               Director                                  October 7, 1999
     Charles Weed

     /s/ GORDON WHITENER
     _______________________________               Director                                  October 11, 1999
     Gordon Whitener

     /s/ HANK CLEMENTS
     _______________________________               Director                                  October 11, 1999
     Hank Clements

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors
Aviation Group, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Aviation Group, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviation Group, Inc. and subsidiaries at June 30, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Hein + Associates LLP
Hein + Associates LLP


Dallas, Texas
September 17, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Aviation Group, Inc.


In our opinion, the accompanying consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the results of operations and of cash flows of Aviation Group, Inc. and its subsidiaries for the year ended June 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Dallas, Texas
October 12, 1998

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                 June 30, 1999


                                             ASSETS
                                             ------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $    84,000
  Restricted cash and time deposit                                                      538,000
  Accounts receivable, net of allowance of $138,000                                   2,200,000
  Inventory, net                                                                      1,547,000
  Prepaid expenses and other                                                            170,000
                                                                                    -----------
        Total current assets                                                          4,539,000

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation                      4,050,000
GOODWILL, net                                                                         4,144,000
OTHER ASSETS                                                                            319,000
                                                                                    -----------
        Total other assets                                                            8,513,000
                                                                                    -----------
           Total assets                                                             $13,052,000
                                                                                    ===========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                  463,000
  Current portion of capital lease obligations                                          164,000
  Short-term borrowings, net of discount of $140,000                                  2,316,000
  Accounts payable                                                                    2,334,000
  Accrued and other liabilities                                                       1,335,000
                                                                                    -----------
        Total current liabilities                                                     6,612,000

LONG-TERM LIABILITIES:
  Long-term debt, net of current maturities                                             880,000
  Capital lease obligations, net of current maturities                                  439,000
                                                                                    -----------
        Total long-term liabilities                                                   1,319,000
                                                                                    -----------

           Total liabilities                                                          7,931,000
                                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Notes G and H)
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none outstanding              -
  Common stock, $.01 par value, 10,000,000 shares authorized,
    3,573,929 shares issued and outstanding                                              36,000
  Additional paid-in capital                                                          9,766,000
  Accumulated deficit                                                                (4,681,000)
                                                                                    -----------
        Total shareholders' equity                                                    5,121,000
                                                                                    -----------
           Total liabilities and shareholders' equity                               $13,052,000
                                                                                    ===========

      See accompanying notes to these consolidated financial statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years Ended June 30,
                                             ----------------------------
                                                 1999           1998
                                             -------------  -------------
REVENUE                                       $22,553,000    $18,244,000

COST OF REVENUE                                16,407,000     14,618,000
                                              -----------    -----------

     Gross profit                               6,146,000      3,626,000
                                              -----------    -----------

OPERATING EXPENSES:
  General and administrative expenses           6,734,000      4,672,000
  Depreciation and amortization                  978,000        694,000
                                              -----------    -----------
     Total operating expenses                   7,712,000      5,366,000
                                              -----------    -----------

     Loss from operations                      (1,566,000)    (1,740,000)
                                              -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income                                  11,000        116,000
  Other, net                                       40,000         13,000
  Interest expense                               (591,000)      (386,000)
                                              -----------    -----------
     Total other income (expense)                (540,000)      (257,000)
                                              -----------    -----------

     Loss before provision for income taxes    (2,106,000)    (1,997,000)

PROVISION (BENEFIT) FOR INCOME TAXES              199,000       (359,000)
                                              -----------    -----------

NET LOSS                                      $(2,305,000)   $(1,638,000)
                                              ===========    ===========

LOSS PER SHARE, basic and diluted             $     (0.67)   $     (0.54)
                                              ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING             3,419,161      3,059,632
                                              ===========    ===========

      See accompanying notes to these consolidated financial statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE PERIOD FROM JULY 1, 1997 THROUGH JUNE 30, 1999

                                                                   ADDITIONAL
                                                 COMMON STOCK       PAID-IN       ACCUMULATED
                                              -------------------
                                               SHARES     AMOUNT     CAPITAL        DEFICIT        TOTAL
                                              ---------  --------  ------------  -------------  ------------
BALANCES, July 1, 1997                        1,600,250   $16,000   $1,951,000    $  (738,000)  $ 1,229,000

Issuance of shares and
 warrants in connection with
 initial public offering                      1,150,000    11,500    5,168,500              -     5,180,000

Issuance of shares in
 connection with acquisition
 of Casper Air Service, Inc.                    153,565     1,600      881,400              -       883,000

Stock warrants issued in
 connection with acquisitions                         -         -       26,000              -        26,000

Issuance of shares in
 connection with acquisition
 of Aero Design, Inc. and
 Battery Shop, LLC                              134,068     1,400      545,600              -       547,000

Issuance of shares in
 connection with Bridge
 Notes Warrants                                  43,478       400         (400)             -             -

Issuance of shares in connection
 with conversion of note
 payable                                         82,153       800      367,200              -       368,000

Issuance of shares in connection
 with conversion of 10%
 convertible note                                   975         -        3,000              -         3,000

Stock warrants exercised                        129,112     1,300         (300)             -         1,000

Issuance of shares in connection
 with settlement of note payable                  3,000         -       15,000              -        15,000

Net loss                                              -         -            -     (1,638,000)   (1,638,000)
                                              ---------   -------   ----------   ------------   -----------
BALANCES, June 30, 1998                       3,296,601    33,000    8,957,000     (2,376,000)    6,614,000

Issuance of shares in connection
 with acquisition of General
 Electrodynamics Corporation                    112,029     1,000      293,000              -       294,000

Issuance of shares for principal
   and interest payments on notes               126,428     2,000      237,000              -       239,000

Value of warrants issued and
   shares granted with notes                          -         -      156,000              -       156,000

Value of warrants issued for
   services                                           -         -      123,000              -       123,000

Exercise of warrants                             38,871         -            -              -             -

Net loss                                              -         -            -     (2,305,000)   (2,305,000)
                                              ---------   -------   ----------   ------------   -----------
BALANCES, June 30, 1999                       3,573,929   $36,000   $9,766,000    $(4,681,000)  $ 5,121,000
                                              =========   =======   ==========   ============   ===========

      See accompanying notes to these consolidated financial statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended June 30,
                                                                                  ----------------------------
                                                                                      1999           1998
                                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(2,305,000)   $(1,638,000)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Depreciation and amortization                                                     978,000        694,000
     Accreted interest                                                                  16,000         64,000
     Deferred income taxes                                                             191,000       (359,000)
     Loss on disposal of assets                                                         36,000              -
     Interest paid with common stock                                                    34,000              -
     Warrants issued for services                                                      123,000              -
     (Increase) decrease in accounts receivable                                         64,000       (587,000)
     Decrease in inventories                                                           676,000        567,000
     Decrease in prepaids and other current assets                                     107,000         70,000
     Increase in accounts payable                                                      519,000        275,000
     Increase (decrease) in accrued and other liabilities                             (261,000)       414,000
     Other                                                                             (75,000)        69,000
                                                                                   -----------    -----------
     Net cash provided (used) by operating activities                                  103,000       (431,000)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash from GEC acquisition                                                             41,000              -
  Cash paid for acquisitions                                                                 -     (2,235,000)
  Payments for hangar facility costs                                                         -        (35,000)
  Advances from related parties                                                              -         29,000
  Increase in restricted cash                                                         (338,000)      (200,000)
  Proceeds from redemption of certificate of deposit                                         -        100,000
  Proceeds from sale of marketable securities                                                -        113,000
  Proceeds from sale of property and equipment                                          17,000              -
  Payments for property and equipment additions                                       (344,000)      (776,000)
                                                                                   -----------    -----------
     Net cash used by investing activities                                            (624,000)    (3,004,000)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                                                1,859,000        720,000
  Repayments of short-term borrowings                                                 (855,000)      (607,000)
  Repayment of notes payable                                                          (425,000)      (500,000)
  Proceeds from issuance of long-term debt                                                   -        225,000
  Principal payments on long-term debt                                                (483,000)    (1,647,000)
  Proceeds from issuance of common stock                                                     -      5,565,000
                                                                                   -----------    -----------
     Net cash provided by financing activities                                          96,000      3,756,000
                                                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (425,000)       321,000
CASH AND CASH EQUIVALENTS, beginning of year                                           509,000        188,000
                                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                             $    84,000    $   509,000
                                                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR
 INTEREST AND INCOME TAXES:
  Cash paid for interest                                                           $   424,000    $   287,000
  Cash paid for income taxes                                                                 -          4,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Issuance of common stock and warrants in connection with acquisitions            $   294,000    $ 1,456,000
  Machinery and equipment acquired under capital leases                                484,000        183,000
  Conversion of notes payable and accrued interest to common stock                     239,000        371,000

      See accompanying notes to these consolidated financial statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Aviation Group, Inc. (the "Company") (a Texas corporation) was formed on December 4, 1995 for the purposes of combining certain aircraft service operations formerly owned by The Sanders Companies, Inc. ("Sanders") and to acquire additional aircraft servicing related businesses. Sanders was 100% owned by Lee Sanders, Chairman and chief executive officer of the Company. On February 21, 1996, the Company acquired Pride Aviation, Inc. , which was subsequently renamed Aviation Exteriors Louisiana, Inc. ("AvEx") in a business combination accounted for as a purchase. AvEx operates a Federal Aviation Administration ("FAA") approved repair station and provides aircraft painting and maintenance services. In August 1997, the Company acquired Casper Air Service, Inc. ("CAS"). CAS is a full service fixed base operation ("FBO") located at Natrona County International Airport in Casper, Wyoming and offers aircraft line services, repair and maintenance, parts distribution and aircraft sales. In March 1998, the Company acquired all of the outstanding common stock of Aero Design, Inc. and all of the outstanding ownership interests of Battery Shop, LLC (collectively, "Aero Design"), two sister companies involved in the manufacturing and overhaul of replacement batteries for the aviation industry. Aero Design is located outside Nashville, Tennessee. In August 1998, the Company acquired all the outstanding common stock of General Electrodynamics Corporation ("GEC"). GEC manufactures and sells aircraft scales and other aviation components used by the aviation maintenance and transportation industries and is located in Arlington, Texas. See Note C.

     In August 1997, the Company completed an initial public offering ("IPO") of its common stock (See Note J).

     The Company is currently organized into three operating divisions: overhaul and service, ground handling and services, and fixed base operation ("FBO") and airport management. The overhaul and service division includes two business segments for financial reporting purposes: painting and maintenance and manufacturing. The painting and maintenance business segment provides painting and paint stripping services and certain maintenance for commercial and freight aircraft at the Company's FAA approved repair stations in New Iberia, Louisiana and Portland, Oregon. The manufacturing business segment manufactures and sells aircraft batteries, scales and other aviation components to customers throughout the United States and Europe. The ground handling and services division provides aircraft ground handling and light catering services to a variety of passenger and freight airlines at the Dallas/Fort Worth International Airport. Services at other airports were terminated in fiscal years 1998 and 1999. The FBO and airport management division provides fuel and light maintenance services to general aviation, corporate and light freight aircraft customers at an airport in Casper, Wyoming. The ground handling and services and the FBO and airport management divisions are each considered separate business segments for financial reporting purposes.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements present the consolidated results of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Revenue Recognition
     -------------------
     Revenues are recognized as services are performed or when products are shipped.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Restricted Time Deposit
     -----------------------
     The Company's restricted time deposit consists of a bank certificate of deposit which matures in October 1999. The certificate of deposit collateralizes an open letter of credit (See Note H) and is restricted as to withdrawal as long as the associated letter of credit is outstanding.

     Inventories
     -----------
     Aircraft held for resale are valued at the lower of cost or market, with cost determined by the specific identification method. Parts and supplies inventories are stated at the lower of cost or market, with cost determined by the average costing method. Aircraft scales and aviation components inventories are stated at the lower of cost or market, with cost determined by the first-in-first-out method. Provision is made for estimated excess and obsolete inventories.

     Inventories consisted of the following at June 30, 1999:


          Aircraft held for sale               $   170,000
          Raw materials, parts and supplies      1,377,000
                                               -----------
                                               $ 1,547,000
                                               ===========

     Goodwill
     --------
     Goodwill represents the cost in excess of fair value of the net assets (including tax attributes) acquired in acquisitions. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 25 years. Amortization expense for the years ended June 30, 1999 and 1998 was $217,000 and $99,000, respectively. Accumulated amortization totaled $384,000 at June 30, 1999.

     Property and Equipment
     ----------------------
     Property and equipment are stated at cost, less accumulated depreciation. Depreciation has been provided using straight line and double declining balance methods over the estimated useful lives of the assets which range from 5 to 30 years.

     Long-Lived Assets
     -----------------
     The Company's policy is to periodically review the net realizable value of its long-lived assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. In the event that

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of long-lived assets exists at June 30, 1999.

     Income Taxes
     ------------
     The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

     Earnings (Loss) Per Share
     -------------------------
     Basic earnings or loss per share ("EPS") is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Debt and equity instruments convertible into shares of common stock at June 30, 1999 and 1998 were excluded from the computation of diluted EPS because their inclusion would have been antidilutive.

     Comprehensive Income (Loss)
     ---------------------------
     Comprehensive income or loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income or loss includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the years ended June 30, 1999 and 1998.

     Fair Value of Financial Instruments
     -----------------------------------
     For certain of the Company's financial instruments, including cash equivalents, accounts receivable, short-term borrowings and accounts payable, the carrying amounts approximate fair value due to their short maturities. Management believes the carrying amount reported for long-term debt approximates fair value based on current interest rates for debt with similar terms and maturities.

     Liquidity
     ---------
     The Company has incurred significant losses from operations in fiscal years 1999 and 1998 and has a working capital deficit of $2,073,000 at June 30, 1999. Management has implemented certain cost-saving measures and arranged for disposal of certain non-profitable departments, which it believes will allow the Company to achieve positive cash flow in fiscal year 2000. Management has also arranged for the conversion of certain short-term obligations to common stock and is negotiating for the sale of certain fixed assets it believes will generate about $500,000 of additional working capital for the Company during the first or second quarter of fiscal 2000. Management is also confident that its credit facilities with banks (total of $1,656,000 at June 30, 1999) will continue to be available for the foreseeable future. Based on these considerations, management believes the Company will be able to meet its obligations through fiscal year 2000.

     Reclassifications
     -----------------
     Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


C.   ACQUISITIONS

     General Electrodynamics Corporation
     -----------------------------------
     In August 1998, the Company acquired all the outstanding common stock of GEC in exchange for 112,029 shares of the Company's common stock valued at approximately $294,000. In addition, the Company agreed to remit to the former shareholder of GEC up to $300,000 of any collections from certain government contracts, net of direct expenses, received by GEC after the acquisition. The former shareholder of GEC relinquished the right to those collections in a subsequent settlement with the Company. The acquisition was accounted for using the purchase method and the purchase price has been allocated to the net assets acquired based on their estimated fair values. The results of GEC are included in the accompanying financial statements beginning September 1, 1998. The excess of the purchase price over the fair value of the net assets acquired of $1,244,000 has been recorded as goodwill and is being amortized using the straight-line method over twenty years.

     Casper Air Service, Inc.
     ------------------------
     Concurrent with the IPO in August 1997, the Company acquired all of the outstanding common stock of CAS. The purchase price of $2,400,000 included $1,167,000 in cash, 153,565 shares of the Company's common stock valued at approximately $883,000 and transaction costs. The acquisition was accounted for using the purchase method and the purchase price was allocated to the net assets acquired based on their estimated fair values. The results of CAS are included in the accompanying financial statements beginning August 20, 1997. The excess of the purchase price over the fair value of the net assets acquired (including tax attributes) of $1,041,000 was recorded as goodwill and is being amortized using the straight-line method over 20 years.

     Aero Design, Inc. and Battery Shop, LLC
     ---------------------------------------
     In March 1998, the Company acquired all of the outstanding common stock and ownership interests of Aero Design. The purchase price of $1,550,000 included $753,000 in cash and 134,068 shares of the Company's common stock valued at approximately $547,000 and transaction costs. The terms of the acquisition agreement provide for additional consideration to be paid if Aero Design's results of operations exceed certain targeted levels. The Company also agreed to protect the sellers from losses (up to $450,000) realized upon the resale of the Company's stock for a period of 540 days from closing of the acquisition. The Company agreed to issue the sellers 153,250 shares of common stock in fiscal year 2000 to satisfy this guarantee. The acquisition was accounted for using the purchase method and the purchase price was allocated to the net assets acquired based on their estimated fair values. The results of Aero Design are included in the accompanying financial statements beginning March 24, 1998. The excess of the purchase price over the fair value of the net assets acquired (including tax attributes) of $1,442,000 was recorded as goodwill and is being amortized using the straight-line method over 25 years.

     Supplemental Pro Forma Results of Operations (Unaudited)
     --------------------------------------------------------
     The following unaudited pro forma summary presents the consolidated results of operations for the years ended June 30, 1999 and 1998 as if the CAS and Aero Design acquisitions had occurred as of the beginning of the Company's 1998 fiscal year and as if the GEC acquisition had occurred at the beginning of each respective fiscal year presented. The summarized information does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such dates or of results which may occur in the future.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      1999          1998
                                                  ----------     ----------
       Revenues                                  $ 23,160,000   $ 23,737,000
       Net loss                                  $ (2,295,000)  $ (1,513,000)
       Net loss per share (basic and diluted)    $      (0.67)  $      (0.46)


     Adjustments made in arriving at pro forma unaudited results of operations included adjustment related to discontinued charter operations, additional depreciation expense, amortization of goodwill and related tax adjustments.

D.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 1999:

       Machinery and equipment                   $  3,624,000
       Buildings and leasehold improvements           993,000
       Furniture, fixtures and office equipment       491,000
       Aircraft and vehicles                          714,000
                                                 ------------
                                                    5,822,000
       Less accumulated depreciation               (1,772,000)
                                                 ------------
                                                 $  4,050,000
                                                 ============

     Depreciation expense charged to operations for the years ended June 30, 1999 and 1998 was $761,000 and $595,000, respectively.

E.   SHORT-TERM BORROWINGS

     Line of Credit Facilities
     -------------------------
     In August 1998, the Company's operating subsidiaries (other than GEC) obtained a $3,000,000 line of credit facility with the CIT Group/Credit Finance, Inc. for working capital management purposes. The line of credit bears interest at prime plus 1.5% (total of 7.75% at June 30, 1999) and extends through August 2001. Amounts available for borrowings are based on the level and composition of the Company's accounts receivable and inventory. Amounts borrowed are repayable from lock box collections of the Company's accounts receivable. Outstanding borrowings under this line of credit at June 30, 1999 were $1,259,000. No additional borrowings were available under the terms of the line of credit at June 30, 1999. The line of credit is collateralized by substantially all of the assets of the Company's operating subsidiaries (other than GEC) and guaranteed by the Company.

     In addition, GEC has a note payable to a bank under a revolving credit agreement with a balance of $397,000 at June 30, 1999. Interest is at the bank's index rate plus 0.25% (total of 8.25% at June 30, 1999). The note is collateralized by equipment, inventory and accounts receivable of GEC and is due in October 1999.

     Other Short-Term Borrowings
     ---------------------------
     In June 1999, the Company borrowed $600,000 and executed notes payable to two individuals. The principal and interest at 9% are due at maturity of December 31, 1999. The notes are collateralized by stock of the Company's subsidiaries (except GEC). In connection with the notes, the Company issued the note holders

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   warrants to purchase a total of 200,000 shares of the Company's common stock at $1.00 per share through June 2002. The warrants include a cashless exercise feature and the exercise price may be adjusted in certain circumstances, as specified in the agreement. The Company also granted 40,000 shares of common stock to a director as a finder's fee in connection with the notes. The shares were issued in July 1999. The estimated value of the warrants at the date of issuance of $106,000 and the quoted value of the shares at the grant date of $50,000 have been accounted for as a discount to the notes which is being amortized to expense over the seven-month life of the notes.

   The Company owes $200,000 without interest to a previous owner of GEC in connection with a non-compete agreement. The balance is due in full in May 2000.

F. LONG-TERM DEBT

   Long-term debt consisted of the following at June 30, 1999:

  Convertible notes payable, payable in quarterly installments totaling $72,000 beginning April 1, 1998, bearing interest at 10%, maturing March 1,
    2001 and collateralized by the Company's shares of common stock of
    Aviation Exterior Louisiana, Inc. The notes are convertible into shares of common stock of the Company at conversion prices ranging from
    $3.00 to $4.50 per share, subject to adjustment for certain equity
    transactions.                                                                    $  377,000

   Note payable to a bank, interest at bank base rate (9.50% at June 30, 1999);
    collateralized by equipment, inventories, accounts receivable and intangibles of GEC.  Due in monthly payments of $17,000 plus interest
    through April 2003.                                                                 792,000

   Note payable to an aircraft finance company, payable in monthly installments of $10,000, including interest at prime plus 2.0% (9.75% at June
    30, 1999), maturing January 2000, collateralized by certain aircraft and
    equipment.                                                                           53,000

   Various notes payable to a bank, payable in varying  installments, including interest at rates ranging from 9.25% to 9.5%, maturing through
    December 2002 and collateralized by certain aircraft.                                53,000

   Various other notes payable, including $15,000 loan from shareholder                  68,000
                                                                                     ----------
   Total                                                                              1,343,000
   Less current maturities of long-term debt                                           (463,000)
                                                                                     ----------
   Total long-term debt                                                              $  880,000
                                                                                     ==========

Notes payable with due on demand provisions have been classified as a current liability in the accompanying balance sheets.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Maturities of long-term debt are as follows:

             Year ending June 30,
             --------------------
                    2000                     $  463,000
                    2001                        470,000
                    2002                        230,000
                    2003                        180,000
                                             ----------
                                             $1,343,000
                                             ==========
G. LEASES

   Capital Leases
   --------------

   The Company leases certain machinery and equipment under arrangements classified as capital leases. The net book value of machinery and equipment recorded under capital leases totaled approximately $600,000 at June 30, 1999. Amortization expense associated with assets held under capital leases is included in depreciation and amortization expense for the years ended June 30, 1999 and 1998.

   Future minimum lease payments at June 30, 1999, together with the present value of the minimum lease payments are:

               Years ended June 30,
               --------------------
               2000                                             $   219,000
               2001                                                 206,000
               2002                                                 128,000
               2003                                                 123,000
               2004                                                  52,000
                                                                -----------
               Total minimum lease payments                         728,000
               Less amount representing interest                   (125,000)
                                                                -----------
               Total present value of minimum lease payments        603,000
               Less current portion                                (164,000)
                                                                -----------
               Long-term obligation                             $   439,000
                                                                ===========

   Operating Leases
   ----------------

   The Company leases various equipment and office and hanger facilities under cancelable and non-cancelable rental arrangements. Rental expenses from operating leases for the years ended June 30, 1999 and 1998 were $1,493,000 and $1,466,000, respectively.

   Minimum future lease payments for non-cancelable operating leases for the next five years and thereafter are as follows:

               Years ending June 30,
               ---------------------
               2000                                             $   755,000
               2001                                                 552,000
               2002                                                 463,000
               2003                                                 411,000
               2004                                                 388,000
               Thereafter                                         8,645,000
                                                                -----------
                                                                $11,214,000
                                                                ===========

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. COMMITMENTS AND CONTINGENCIES

   In connection with the acquisition of Aero Design discussed in Note C, the Company entered into a royalty agreement which provides that the Company will pay the former owners of Aero Design a royalty of 2.5% of net revenues associated with new product license agreements developed during the seven year period beginning with the acquisition date. The royalties earned under the agreement were insignificant in fiscal years 1999 and 1998.

   The Company entered into an agreement with a third party firm to provide financial advisory and consulting services to the Company. The terms of the agreements provide that the Company will pay the firm $125,000 in the event of a successful acquisition, capital infusion, financing or similar transaction. The agreement remains effective until canceled by either party.

   The Company, in connection with the production of revenue, produces chemical waste, which is temporarily stored on the Company's premises. Costs for disposal are expensed by the Company as waste is produced. The provision for disposal of waste on hand totaled $9,000 as of June 30, 1999, and is included in accrued liabilities in the accompanying balance sheet.

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

   In August 1998, four shareholders of the Company acquired 82,165 shares of the Company's common stock from the parties that sold CAS to the Company (see Note C). The Company guaranteed a minimum value for the shares of $3.50 per share through August 1999 (subsequently extended to March 2000). The difference between the guarantee value and actual stock price may be settled in stock or cash at the shareholders' option. The Company records the fair value of the guarantee as a liability and expense and adjusts for changes in the fair value at each financial statement date. The liability associated with the guarantee at June 30, 1999 and the net amount that has been recorded to expense in the period is $133,000.

   The parties that sold CAS to the Company filed a lawsuit in fiscal year 1999, alleging the Company owed them $2.75 per share for the 82,165 shares referred to above related to a stock price guarantee when the Company acquired CAS. The Company believes the sellers' actions voided the guarantee and no amounts are due. The Company intends to vigorously defend the action.

   A former employee of GEC filed suit against GEC in December 1998, alleging that he injured himself on the job due to GEC's negligence. The plaintiff seeks $155,000 in actual damages plus interest and costs. GEC denies the plaintiff's claims and allegations. Management intends to vigorously defend the suit and believes that this suit will not have a materially adverse impact on the Company.

   The Company is involved in certain other legal proceedings in the normal course of business. Management believes none of these matters will have a material effect on the Company's results of operations or financial position.

   The Company was required to post an irrevocable letter of credit in connection with a parts supplies agreement with Cessna Aircraft Company. The letter of credit expires in October 1999.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. STOCK OPTIONS AND WARRANTS

   1997 Stock Option Plan
   ----------------------

   The Company's 1997 Stock Option Plan (the "Option Plan") was adopted by the Company's Board of Directors and shareholders in February 1997. The purpose of the Option Plan is to provide increased incentives to key employees and directors of the Company to render services and exert maximum effort for the business success of the Company. The Company has reserved 150,000 shares of its common stock for issuance upon exercise of such options.

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

   In fiscal years 1998 and 1999, the Company's Board of Directors approved the issuance of 88,000 incentive stock options. Of these, 59,000 were issued in replacement for and cancellation of previously issued options. The exercise price on all the options granted was the market price at the date of grant except for options for 50,000 shares which were granted at 110% of market price. All of the options were repriced in fiscal 1999 to the current market price of $1.69 per share, (except for the 50,000 shares which were repriced to $1.86 per share).

   Warrant Issuances
   -----------------

   In connection with a private placement of stock in 1996, the Company issued 280,000 warrants to investment advisors and other parties. 200,000 warrants were issued with an exercise price of $1.00 per share and 80,000 were issued to a director with an exercise price of $2.50 per share. These warrants were scheduled to expire February 28, 1999. The exercise price and number of shares issuable under the warrants are subject to adjustment for certain equity transactions and other circumstances. The warrants also contain a "cashless" exercise feature whereby the warrants may be surrendered in exchange for a number of shares to be determined based on the difference between the exercise price and the market price for the Company's common stock. During fiscal year 1998, holders of the $1.00 warrants surrendered 144,755 warrants to purchase 129,112 shares of common stock. Additional warrants were surrendered to purchase 38,871 shares of common stock and the remainder expired in fiscal year 1999. In August 1999, the $2.50 warrants were extended to March 31, 2003 and repriced to the current market price of $1.69 per share.

   The Company issued 1,150,000 redeemable common stock purchase warrants in connection with its IPO discussed in Note J. These warrants entitle the holders to purchase, anytime after two years from the effective date of the offering, 1.058 shares of common stock per each warrant for $6.52. The warrants expire five years from the effective date of the IPO and are redeemable at a price of $0.10 per warrant, with consent of the underwriter, upon 30 days written notice, provided that the average closing bid quotations or sales prices of the common stock equal or exceed $9.49 for 20 consecutive trading days ending on the tenth day prior to the date on which the Company gives notice of redemption. None of the warrants had been exercised as of June 30, 1999.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Company also sold 100,000 warrants (the "Underwriter's Warrants") to the Underwriters of its IPO, for $0.001 per warrant. Each warrant entitles the holder to purchase a share of common stock at $9.49 and also to receive an Underlying Warrant whose term is identical to the warrants described above except that the exercise price is $11.38. The Underwriter's Warrants are exercisable for four years beginning one year after the effective date of the IPO. None of these warrants had been exercised as of June 30, 1999.

   In April 1998, the Board of Directors elected to grant 350,000 warrants to officers, directors and consultants of the Company. In addition, the Board approved the issuance of warrants to purchase 52,000 shares of common stock in replacement for and cancellation of previously issued warrants to purchase an aggregate of 52,000 shares of common stock. The original exercise price on all the warrants granted was the market price at the date of grant. However, the 350,000 warrants were repriced to the current market price of $1.69 per share in August 1999.

   During fiscal year 1999, the Company granted warrants to various parties to purchase a total of 260,000 warrants at per share prices ranging from $2.13 to $9.00 and terms ranging from two to five years. The warrants were granted for services and were recorded as expense based on the estimated fair values of the warrants, which totaled $123,000.

   Additional warrants were issued in fiscal year 1999 in connection with notes payable as described in Note E.

   SFAS No. 123 Information
   ------------------------

   Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its outstanding stock purchase warrants and employee stock options under the fair value method of that statement. The fair value of each warrant and option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998.

                                   1999      1998
                                   ----      ----
     Dividend yield                none      none
     Risk free interest rate       5.25%     5.74%
     Expected volatility           0.85      0.30
     Expected lives (years)         1.0       5.5

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period while the estimated fair value of the warrants is expensed on the grant date. The Company's pro forma net loss and loss per share were as follows for the years ending June 30, 1999 and 1998:

                                                1999           1998
                                             -----------    -----------
     Net Loss
       As reported                           $(2,305,000)   $(1,638,000)
                                             ===========    ===========
       Pro forma                             $(2,310,000)   $(2,103,000)
                                             ===========    ===========
     Loss per share - Basic and Diluted
       As reported                           $     (0.67)   $     (0.45)
                                             ===========    ===========
       Pro forma                             $     (0.67)   $     (0.69)
                                             ===========    ===========

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of stock purchase warrant transactions and stock option transactions under the Option Plan is as follows:


                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                        Number     Price
                                                       --------   --------
Outstanding at June 30, 1997                             56,500   $   5.53
   Granted                                              513,000       3.96
   Exercised                                                  -          -
   Forfeited/Canceled                                   (99,500)      6.86
                                                       --------   --------
Outstanding at June 30, 1998                            470,000       3.54
   Granted                                              470,000       2.89
   Repriced - previous                                 (435,000)      3.50
   Repriced - new                                       435,000       1.69
   Exercised                                                  -          -
   Forfeited/Canceled                                   (33,000)      3.50
                                                       --------   --------
Outstanding at June 30, 1999                            907,000   $   2.33
                                                       ========   ========

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                        Number     Price
                                                       --------   --------
Exercisable Warrants and Options:
   June 30, 1998                                        396,600   $   3.50
                                                       ========   ========
   June 30, 1999                                        841,000   $   2.33
                                                       ========   ========

                                                Exercise Price  Exercise Price  Exercise Price
                                                  Less than        Equal to      Greater than
                                                 Market Price    Market Price    Market Price
                                                --------------  --------------  --------------
Weighted average fair value of warrants
 and options granted during the years ended:
  June 30, 1998                                 $            -  $         1.57  $            -
                                                ==============  ==============  ==============
June 30, 1999                                   $         0.53  $         0.71  $         0.31
                                                ==============  ==============  ==============

The following table summarizes information about the stock purchase warrants and the fixed price stock options outstanding June 30, 1999. All the warrants and approximately 22,000 of the options are exercisable at June 30, 1999.

                                           Weighted
                                            Average       Weighted
                         Outstanding       Remaining      Average
                             at           Contractual     Exercise
Exercise Prices:        June 30, 1999    Life (months)     Price
----------------        -------------    -------------    --------
$1.00 - $1.69              635,000             48           $1.47
$2.13 - $3.00              110,000             54           $2.21
$3.50 - $5.50               82,000             51           $4.23
$6.00 - $9.00               80,000             34           $7.31

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


J.   SHAREHOLDERS' EQUITY

     Initial Public Offering
     -----------------------
     On August 19, 1997, the Company closed an initial public offering of its common stock and redeemable common stock purchase warrants. The Company sold 1,150,000 shares of common stock at a price of $5.75 per share and 1,150,000 common stock purchase warrants at a price of $0.10 per warrant. Proceeds from the stock offering totaled $5,180,000, net of approximately $1,548,000 of associated underwriting discounts and offering expenses.

     Preferred Stock
     ---------------

     The Company has 5,000,000 shares of preferred stock authorized, none of which are issued at June 30, 1999. The preferred stock may be issued in series and with rights and preferences as determined by the Company's Board of Directors.

K.   RELATED PARTY TRANSACTIONS

     The Company has a consulting arrangement with a member of the Board of Directors. The consulting arrangement provides for monthly fees of $4,000 and reimbursement of certain expenses. The term of the current agreement extends through February 2000. Fees paid under this arrangement totaled $48,000 and $59,200 for the years ended June 30, 1999 and 1998, respectively.

     In connection with the acquisition of Aero Design in fiscal year 1998, the Company paid $25,000 in fees and issued 20,000 common stock warrants to RAS Securities, a company affiliated with a member of the Company's Board of Directors.

     Other related party transactions are described in Notes E, H and I.

L.   PROVISION FOR INCOME TAXES

     The provision (benefit) for income taxes consists of a deferred tax provision of $199,000 in fiscal year 1999 and a deferred tax benefit of $359,000 in fiscal year 1998.

     The following is a reconciliation of taxes computed at the federal statutory rate to the provision for income taxes included in the financial statements:

                                                                        1999         1998
                                                                      ---------    ---------
          Tax benefit computed by applying federal statutory rate     $(716,000)   $(679,000)
          Expenses not deductible for tax purposes (a)                   74,000       71,000
          Other                                                               -      (52,000)
          Valuation allowance                                           841,000      301,000
                                                                      ---------    ---------
          Provision (benefit) for income taxes                        $ 199,000    $(359,000)
                                                                      =========    =========

          (a)  Principally goodwill amortization.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred tax assets and liabilities consisted of the following at June 30, 1999:

     Assets:
        Net operating loss carryforward                          $ 1,548,000
        Investment tax credits                                        81,000
        Other                                                        114,000
                                                                 -----------
                                                                   1,743,000
     Less: Valuation allowance                                    (1,223,000)
                                                                 -----------
     Total deferred tax assets                                       520,000
                                                                 -----------

     Deferred tax liabilities - property and equipment              (520,000)
                                                                 -----------

     Net deferred tax assets                                     $         -
                                                                 ===========

     For income tax purposes, the Company has available at June 30, 1999, unused federal net operating loss carryforwards (NOL) of approximately $4,900,000, which may be applied against future taxable income of the Company, expiring in various years from 2005 to 2019. The NOL related to businesses acquired are subject to certain annual limitations on their usage. The Company's valuation allowance against deferred tax assets increased from $382,000 at June 30, 1998 to $1,223,000 at June 30, 1999 due to an increase in the NOL and to a change in the Company's assessment as to the likelihood of utilization of the NOL in the future. Under the Internal Revenue Code, the utilization of the NOL could be limited if certain changes in ownership of the Company's common stock were to occur.

M.   EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution ("401(k)") employee benefit plan, which is open to all employees meeting certain age and length of service requirements. Employees may contribute up to 15% of their compensation to the plan subject to statutory limits. Employer contributions to the plan are discretionary and no employer contributions have been made to date.

N.   CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS


     Substantially all of the Company's accounts receivable at June 30, 1999, resulted from sales to third party companies in the airline industry. This concentration of customers may impact the Company's overall credit risk either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. The Company believes that the risk is mitigated by the size, reputation and nature of its customers. Although the Company generally does not require collateral or other security to support customer receivables, it may have certain rights, such as the ability to place liens on aircraft services, in the event of nonpayment by its customers.

     During the year ended June 30, 1999, the Company derived approximately 16% and 15% of its revenues from United Airlines and Federal Express, customers of its overhaul and service division. During the year ended June 30, 1998, the Company derived approximately 34% and 13% of its revenues from United Airlines and Boeing, respectively, customers of its overhaul and service division.

     Accounts receivable from two customers at June 30, 1999 represented approximately 29% of the total accounts receivable.

                    AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


O.   BUSINESS SEGMENT INFORMATION

     The following table summarizes financial information by the Company's four business segments and corporate for fiscal years 1999 and 1998:


                                                                              1999           1998
                                                                           -----------    -----------
          Net revenues:
              Painting and maintenance                                     $11,162,000    $10,222,000
              Manufacturing                                                  3,935,000        314,000
              Ground handling and services                                   1,553,000      1,462,000
              FBO and airport management                                     5,903,000      6,246,000
              Corporate                                                              -              -
                                                                           -----------    -----------
              Total                                                        $22,553,000    $18,244,000
                                                                           ===========    ===========

          Operating income (loss):
              Painting and maintenance                                     $   443,000    $   247,000
              Manufacturing                                                    187,000        155,000
              Ground handling and services                                     133,000        (29,000)
              FBO and airport management                                      (511,000)      (607,000)
              Corporate                                                     (1,818,000)    (1,506,000)
                                                                           -----------    -----------
              Total                                                        $(1,566,000)   $(1,740,000)
                                                                           ===========    ===========

          Total assets:
              Painting and maintenance                                     $ 6,380,000    $ 4,226,000
              Manufacturing                                                  2,196,000      1,898,000
              Ground handling and services                                     638,000        782,000
              FBO and airport management                                     3,384,000      4,015,000
              Corporate                                                        454,000        980,000
                                                                           -----------    -----------
              Total                                                        $13,052,000    $11,901,000
                                                                           ===========    ===========

          Depreciation and amortization
              Painting and maintenance                                     $   442,000    $   435,000
              Manufacturing                                                    210,000         22,000
              Ground handling and services                                     110,000         49,000
              FBO and airport management                                       194,000        181,000
              Corporate                                                         22,000          7,000
                                                                           -----------    -----------
              Total                                                        $   978,000    $   694,000
                                                                           ===========    ===========

          Capital expenditures (including capital leases):
              Painting and maintenance                                     $   592,000    $   291,000
              Manufacturing                                                     87,000              -
              Ground handling and services                                      52,000        361,000
              FBO and airport management                                        68,000        241,000
              Corporate                                                         29,000         66,000
                                                                           -----------    -----------
              Total                                                        $   828,000    $   959,000
                                                                           ===========    ===========

     There were no significant intersegment sales or transfers for either period. Operating income by business segment excludes interest and other miscellaneous income and interest expense. Corporate assets consist primarily of cash and cash equivalents and prepaid expenses.