Form 10QSB
period 1999-09-30
AVIATION GROUP INC
filed 1999-11-19
CIK 355906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 1999

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

Yes      X        No
     --------            --------


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,573,929 shares of Common Stock were outstanding as of October 29, 1999.

Transitional Small Business Disclosure Format (check one):

 Yes            No            X
     --------            ----------


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                             September 30,            June 30,
                                                                                 1999                   1999
                                                                                 ----                   ----
ASSETS
Current Assets
     Cash and cash equivalents                                             $     162,000           $     84,000
     Restricted cash and time deposits                                                --                538,000
     Accounts receivable, net                                                  1,940,000              2,200,000
     Inventory                                                                 1,707,000              1,547,000
     Prepaid expenses and other                                                  525,000                170,000
                                                                           -------------           ------------
         Total Current Assets                                                  4,334,000              4,539,000
                                                                           -------------           ------------

Property and equipment                                                         5,780,000              5,822,000
Less: accumulated depreciation                                                (1,940,000)            (1,772,000)
                                                                           -------------           ------------
                                                                               3,840,000              4,050,000
                                                                           -------------           ------------

Goodwill, net                                                                  4,111,000              4,144,000
Other                                                                            240,000                319,000
                                                                           -------------           ------------
                                                                               4,351,000              4,463,000
                                                                           -------------           ------------
Total Assets                                                               $  12,525,000           $ 13,052,000
                                                                           =============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                           $     865,000           $    463,000
     Current portion of capital lease obligations                                                       164,000
     Other short-term borrowings                                               2,390,000              2,316,000
     Accounts payable                                                          2,527,000              2,334,000
     Accrued liabilities                                                       1,309,000              1,335,000
                                                                           -------------           ------------
         Total Current Liabilities                                             7,091,000              6,612,000
                                                                           -------------           ------------

Long-Term Liabilities
     Long-term debt, net of current maturities                                   912,000                880,000
     Capitalized leases, net of current maturities                                    --                439,000
                                                                           -------------           ------------
         Total Long-Term Liabilities                                             912,000              1,319,000
                                                                           -------------           ------------

Total Liabilities                                                              8,003,000              7,931,000
                                                                           -------------           ------------

Commitments and Contingencies

Shareholders' Equity
     Preferred Stock, $.01 par value, 5,000,000
         shares authorized, none outstanding                                          --                     --
     Common Stock, $.01 per value, 10,000,000 shares
         authorized, 3,573,929 shares issued and
         outstanding                                                              36,000                 36,000
     Additional paid-in capital                                                9,766,000              9,766,000
     Retained earnings (deficit)                                              (5,279,000)            (4,681,000)
                                                                           -------------           ------------
         Total Shareholders' Equity                                            4,522,000              5,121,000
                                                                           -------------           ------------

Total Liabilities and Shareholders' Equity                                 $  12,525,000           $ 13,052,000
                                                                           =============           ============

        The accompanying notes are an integral part of these statements.


                      AVIATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                               Three Months Ended
                                                                                  September 30,
                                                                              1999             1998
                                                                              ----             ----
Revenue                                                                  $ 4,330,000      $  5,624,000

Cost of Revenue                                                            2,800,000         3,453,000
                                                                         -----------      ------------

   Gross Profit                                                            1,530,000         2,171,000
                                                                         -----------      ------------

General and Administrative Expenses                                        1,696,000         1,872,000
Depreciation and Amortization                                                233,000           209,000
                                                                         -----------      ------------
                                                                           1,929,000         2,081,000

   Income (Loss) From Operations                                            (399,000)           90,000
                                                                         ------------     ------------

Other Income (Expenses)
   Interest Income                                                             9,000             4,000
   Interest Expense                                                         (209,000)          (62,000)
                                                                         -----------      ------------
                                                                            (200,000)          (58,000)
                                                                         -----------      ------------

Income (Loss) Before Provision for Income Taxes                             (599,000)           32,000

Provision (Benefit) for Income Taxes                                              --            14,000
                                                                         -----------      ------------

Net Income (Loss)                                                        $  (599,000)     $     18,000
                                                                         ============     ============

 Earnings (loss) per common and
 common equivalent share                                                 $   (0.17)       $       0.01
                                                                         ==========       ============

 Weighted average common and
 common equivalent shares outstanding- Basic and Diluted                   3,573,929         3,362,169
                                                                         ===========      ============

        The accompanying notes are an integral part of these statements.



                      AVIATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the Three Months Ended September 30,
                                                                    ----------------------------------------
                                                                            1999                1998
                                                                            ----                ----
Cash Flows From Operating Activities:
Net Income (Loss)                                                      $  (599,000)        $    18,000
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided (Used) by Operating Activities:
   Depreciation and amortization                                           233,000             209,000
   Deferred income taxes                                                        --            (111,000)
   (Increase) decrease in accounts receivable                              260,000            (380,000)
   (Increase) decrease in inventories                                     (160,000)             11,000
   (Increase) decrease in prepaids and other current assets                183,000             (58,000)
   Increase(decrease)in accounts payable                                   193,000             (18,000)
   Increase (decrease) in interest payable                                      --             (24,000)
   Increase (decrease) in accrued liabilities                              (26,000)           (137,000)
   Other                                                                    47,000             (23,000)
                                                                       -----------         -----------
   Total Adjustments                                                       730,000            (531,000)
                                                                       -----------         -----------
Net Cash Provided (Used) by Operating Activities                           131,000            (513,000)
                                                                       -----------         -----------

Cash Flows From Investing Activities:
   Sales (payments) for property and equipment additions, net               42,000            (124,000)
                                                                       -----------         -----------

Net Cash Used by Investing Activities                                       42,000            (124,000)
                                                                       -----------         -----------

Cash Flows From Financing Activities:
   Advances of short-term borrowings, net                                   74,000             391,000
   Principal (payments) on long-term debt                                 (169,000)           (179,000)
                                                                       -----------         -----------

Net Cash Provided (Used)  by Financing Activities                          (95,000)            212,000
                                                                       -----------         -----------

Net Increase (Decrease) in Cash and Cash Equivalents                        78,000            (425,000)
Cash and Cash Equivalents at Beginning of Period                            84,000             509,000
                                                                       -----------         -----------
Cash and Cash Equivalents at End of Period                             $   162,000         $    84,000
                                                                       ===========         ===========

Supplemental Disclosure of Cash Paid for Interest and Income Taxes:
   Cash paid for interest                                              $   139,000         $    62,000
   Cash paid for income taxes                                                   --                  --




        The accompanying notes are an integral part of these statements.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

         In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for warranty claims and bad debts and the length of assets' useful lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1999.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL
-------

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

RESULTS OF OPERATIONS
---------------------

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

         Overhead costs and corporate expense levels during the past two years were instituted and incurred by management in anticipation of supporting the acquisition of other aviation service companies in accordance with the Company's growth strategy. While the Company continues to pursue growth via the acquisition of such entities on a selected basis, such activity is subject to the Company's ability to attract financing for such transactions. There can presently be no assurance that such financing will be available in amounts and at prices beneficial to existing shareholders and operations, and the absence of such financing could have a materially negative effect on the Company's operations. Therefore, management began during fiscal 1999 to reduce costs, manage the Company with a greater focus on current operating and financial performance, and consider strategic joint ventures and/or combinations with other aviation service companies. These efforts continued during the quarter ended September 30, 1999.

         The following table sets forth a summary of changes in the major categories, presented by division, of revenues, costs of goods sold and operating expenses from each of the previous period's results. These historical results are not necessarily indicative of results to be expected for any future period.



                                                     3 MONTHS                  3 MONTHS
                                                       ENDED                     ENDED
                                                     SEPT. 30,                 SEPT. 30,
                                                       1999                      1998
                                                       ----                      ----
TOTAL COMPANY
-------------
Revenues                                          $ 4,330,000                $ 5,624,000
Cost of revenue                                    (2,800,000)                (3,453,000)
Operating and other expenses                       (1,222,000)                (1,373,000)
                                                  -----------                -----------
Operating division income                         $   308,000                    798,000
                                                  -----------                -----------

Corporate overhead                                   (255,000)                  (292,000)
Depreciation and amortization                        (233,000)                  (209,000)
Non-recurring costs incurred                         (161,000)                  (140,000)
Acquisition activity costs incurred                   (58,000)                   (67,000)
Interest income                                         9,000                      4,000
Interest expense                                     (209,000)                   (62,000)
                                                  -----------                -----------

Pre-tax income (loss)                             $ (599,000)                $    32,000
                                                  ==========                 ===========





OVERHAUL & SERVICE DIVISION
---------------------------

         Revenues consist primarily of gross revenues from stripping and painting and other aircraft coating services to major passenger and freight airlines and corporate aircraft and aviation related companies. During fiscal

1999 the Company executed a hangar-facility operating lease and incurred start up costs leading to the opening of a new paint facility in Greenville, Mississippi. Start-up costs for this facility totaled $51,000 and $41,000 for the quarter ended September 30, 1999 and 1998, respectively.

         The Company's Aero Design battery manufacturing subsidiary is positioning for significant growth. During the fiscal 1999 year, Aero Design applied for and won approval from the FAA for numerous additional manufacturing licenses relating to its line of commercial and general aviation replacement batteries. Non-capitalized related costs for this activity totaled $50,000 for the quarter ended September 30, 1999. These new licenses will allow Aero Design to focus its activities in fiscal 2000 on growth in sales and operating profits. General Electrodynamics Corporation (acquired in August 1998) comprises the remaining operating activities of this division.

         Costs of revenues consist largely of direct and indirect labor, direct material and supplies, insurance and other indirect costs applicable to the completion of each contract or order. Operating expenses consist of all general and administrative and operating costs not included in costs of sales, including but not limited to facilities rent, indirect labor and other overhaul costs.

         This division of the Company now consists of five locations. In addition to the AvEx paint locations at Acadiana Regional Airport in New Iberia, Louisiana, Portland Airport in Portland, Oregon, and the new paint facility in Greenville, Mississippi, recent acquisitions added the complementary operations of Aero Design, Inc. in Mt. Juliet, Tennessee, and General Electrodynamics Corporation of Arlington, Texas to this division.

         During the quarter ended September 30, 1999, the paint division performed services for two customers whose sales represented 39% of total revenues of the total Company. For the quarter ended September 30, 1998, the paint division performed services for two customers whose sales represented 33% of total Company revenues. The Company's paint operations and related revenue and income can vary significantly from quarter to quarter based upon seasonality and scheduling factors of its major customers. During fiscal 1999, the Company's paint operations operated near to capacity during the first and second fiscal quarters, and had significant excess capacity in the third and fourth fiscal quarters. During this current fiscal 2000 year, the Company will experience its slow season during the first and second fiscal quarters, and its paint facilities are scheduled to be booked at near capacity during the third and fourth fiscal quarters.



                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
OVERHAUL SERVICES                                     1999               1998
-----------------                                    -----               ----
Revenues                                          $ 3,129,000       $ 3,661,000
Cost of revenue                                    (1,917,000)       (2,105,000)
Operating and other expenses                       (1,083,000)         (924,000)
                                                  -----------       -----------
Recurring division income                             129,000           632,000
                                                  -----------       -----------

Depreciation and goodwill amortization               (163,000)         (148,000)
Facility start-up and restructuring costs (1)        (101,000)          (41,000)
Interest income                                            --                --
Interest expense                                      (49,000)          (29,000)
                                                  -----------       -----------

Pre-tax income (loss)                             $  (184,000)      $   414,000
                                                  ===========       ===========



GROUND HANDLING & SERVICE DIVISION
----------------------------------

         Revenues are derived primarily by providing commercial airlines with a variety of support services including aircraft interior cleaning, exterior washes, lavatory and water services and ramp services and baggage handling. Costs of revenues consist largely of direct and indirect labor, direct material and supplies, and other indirect costs. Operating expenses consist of all general and administrative and operating costs not included in costs of sales. This division operates principally at Dallas-Fort Worth International Airport. Certain marginal non-DFW operating locations were eliminated during the 1998 fiscal year. During the quarter ended September 30, 1998, the Company recognized $16,000 in non-recurring losses associated with these shutdowns.

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
GROUND HANDLING & SERVICES                              1999              1998
--------------------------                              ----              ----
Revenues                                             $ 397,000        $ 439,000
Cost of revenue                                       (242,000)        (234,000)
Operating and other expenses                           (60,000)        (124,000)
                                                     ---------        ---------
Recurring division income                               95,000           81,000
                                                     ---------        ---------

Depreciation and amortization                          (27,000)         (28,000)
Non-recurring facility shutdown costs                       --          (16,000)
Interest income                                             --            3,000
Interest expense                                       (13,000)          (2,000)
                                                     ---------        ---------

Pre-tax income                                       $  55,000        $  38,000
                                                     =========        =========


FBO OPERATIONS
--------------

         In August 1997, the Company acquired Casper Air Service, Inc. ("CAS"), which operates a fixed-base operation in Casper, Wyoming. This fixed base operation, located at Natrona County International Airport in Casper, Wyoming, provides fuel and light maintenance services to general aviation, corporate and light freight aircraft customers. During the fiscal 1999 year, the Company eliminated certain marginal lines of business and operations at CAS, including the charter flight and parts distribution departments. These eliminated departments accounted for most of the reduction in sales for the fiscal 1999 year versus the 1998 year. Operating losses and non-recurring charges associated with these eliminated departments totaled $60,000 for the quarter ended September 30, 1999, and $83,000 during the quarter ended September 30, 1998.


                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
FBO OPERATIONS                                     1999              1998
--------------                                     ----              ----
Revenues                                       $   804,000       $ 1,524,000
Cost of revenue                                   (641,000)       (1,114,000)
Operating and other expenses                       (79,000)         (325,000)
                                               -----------       -----------
Recurring division income (loss)                    84,000            85,000

Depreciation and amortization                      (36,000)          (28,000)
Loss from eliminated departments                   (60,000)          (83,000)
Interest income                                      9,000                --
Interest expense                                   (20,000)          (11,000)
                                               -----------       -----------

Pre-tax income                                 $   (23,000)      $   (37,000)
                                               ===========       ===========



AVIATION GROUP - CORPORATE OVERHEAD
-----------------------------------

         Operating expenses consist of all general and administrative and operating costs to provide management to the Company's divisions, to support expected growth, and to seek acquisition targets, not directly attributable to the divisions' operations. These charges include legal, accounting, travel and other related overhead. During the quarters ended September 30, 1999 and 1998, the Company incurred $58,000 and $67,000 in non-amortizable acquisition related costs and direct costs associated with the Company's status as a public company. Increases in interest expense relating to the issuance of Common Stock warrants associated with the Company's $600,000 short term notes accounted for the rise in overhead in fiscal 1999. Management continues its efforts to reduce overhead costs, and expects additional improvements in future periods, principally from reductions in Aviation Group management overhead, insurance cost reductions, and reductions in accounting, legal, and other indirect expenses.

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
AVIATION GROUP- CORPORATE                            1999              1998
-------------------------                            ----              ----

Operating and other expenses                    $ (255,000)        $ (292,000)
Depreciation and amortization                       (7,000)            (5,000)
Acquisition activity costs                         (58,000)           (67,000)
Interest income                                         --              1,000
Interest expense                                  (127,000)           (20,000)
                                                ----------         ----------

Total Corporate Expenses                        $ (447,000)        $ (383,000)
                                                ==========         ==========


SEASONALITY AND VARIABILITY OF RESULTS
--------------------------------------

         The Company's Overhaul and Service Division experiences significant seasonality and quarter-to-quarter variability in its stripping and painting operations. The annual operating cycle generally reflects escalating strip and paint revenues during non-summer and non-holiday periods, although scheduling of the Company's paint customer fleet deliveries can significantly affect quarter to quarter results as well. During fiscal 1999, the Company's paint operations operated near to capacity during the first and second fiscal quarters, and had significant excess capacity in the third and fourth fiscal quarters. During this current fiscal 2000 year, the Company will experience its slow season during the first and second fiscal quarters, and its paint facilities are scheduled to be booked at near capacity during the third and fourth fiscal quarters. At
September 30, 1999, the paint division had contracts for the painting of aircraft totalling approximately $20,000,000 extending through the year 2002, beginning primarily in January 2000. Currently, a significant percentage of the Company's revenue is generated by the Overhaul and Service Division.
Management, therefore, is required to plan cash flow accordingly.



THREE  MONTHS  ENDED  SEPTEMBER  30,  1999  COMPARED TO THE THREE  MONTHS  ENDED
--------------------------------------------------------------------------------
SEPTEMBER 30, 1998
------------------

         The Company's total net revenue decreased by $1,294,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, as management pursued its plan to eliminate non-essential division operations and pursue a sale of all or part of the enterprise.

         Revenues associated with the Overhaul Services Division decreased by $532,000. This decrease is due primarily to seasonally slow summer paint activity in fiscal 2000, and scheduling factors of its major customers. During fiscal 1999, the Company's paint operations operated near to capacity during the first and second fiscal quarters, and had significant excess capacity in the third and fourth fiscal quarters. During this current fiscal 2000 year, the Company will experience its slow season during the first and second fiscal quarters, and its facilities are scheduled to be booked at near capacity during the third and fourth fiscal quarters. Revenues and operating profits are expected to correspond to this scheduling environment as the Company completes its fiscal 2000 year.

         Revenues and gross profits from the Company's Ground Services Division were all generated from the Company's Dallas-Ft. Worth International Airport location, and were relatively stable during the period. Operating improvements reflect growth at DFW and elimination of less efficient ground service locations during the fourth quarter last year.

         Revenues from the Company's FBO Operations division decreased $720,000 due primarily to the elimination of the unprofitable parts distribution department and sale of certain other marginally performing departments. Reductions in operating and other costs at this division allowed the Company to maintain division operating profits above historical levels.

         The Company's corporate general and administrative expenses decreased $176,000 from higher levels over the three months ended September 30, 1998, primarily as the result of management's efforts to reduce overhead levels in anticipation of a potential sale of all or part of the enterprise. Total interest expense increased $147,000 during the quarter, primarily from non-cash interest expense associated with the Company's issuance of common stock warrants associated with the Company's $600,000 short term notes.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

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

         In the present view of management, the Company's stock is trading below the value of its existing underlying companies and acquisitions at present share price levels would be dilutive to existing shareholders, while the continuation of its corporate overhead strategy would erode shareholder value. Additionally, the Company's operating subsidiaries, while generating profits and positive cashflow from operations, continue to be hindered by the corporate overhead associated with the Company's original strategy of acquiring additional aviation companies with a combination of cash and Company common stock. Accordingly, in August 1999, the Board of Directors approved a management plan to engage investment advisors and pursue the additional strategy of selling all or part of the Company's businesses.

         The Company is presently in discussions with certain third parties regarding sale or merger of the Company, and is also in discussions with certain third parties regarding the sale of certain segments of the Company's operations on an individual basis. Other parties interested in the Company's status as a public company have expressed interest in a business combination, spin-off, or other transaction. While this process is underway, management continues to cut overhead costs and focus its energies on the maximization of its existing business units. While management anticipates the sale of significant portions of its business during the fiscal year, there can be no assurance that such activities will generate a sale of the Company or any of its businesses, or that if such transaction occurs, the resulting consideration will significantly enhance shareholder value.

         The Company has incurred significant losses, due principally to corporate overhead associated with the Company's acquisition strategy, and has a working capital deficit of $2,757,000 at September 30, 1999, which includes $1,700,000 of revolving credit lines. Beginning in fiscal year 1999, management implemented certain cost-saving measures and disposed of certain operating departments within its Divisions, which it anticipates will allow it to achieve positive cash flow in fiscal year 2000. Management has previously arranged for the conversion of certain current maturities of its 10% convertible note obligations to common stock. Management also is negotiating for the sale of certain fixed assets it believes will generate approximately $500,000 of cash for the Company and allow it to finance its near-term working capital requirements during fiscal 2000. These transactions combined with Company expense reduction activities and the potential sale of some or all of the Company's operating divisions can enable it to meet its obligations during fiscal 2000. Any significant failure to achieve anticipated cost savings or a sale of fixed assets or any significant business interruptions or loss of significant customers could adversely affect the Company's cash flow plans.

Year 2000 Compliance Issues
---------------------------

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

         The Company utilizes off-the-shelf accounting and payroll software, operated on standard personal computer file servers and hardware. The Company's principle accounting packages have been upgraded according to vendor software upgrades and are believed to be Year-2000 compliant. The Company's CAS subsidiary has historically used a mainframe-based system that the Company strengthened during fiscal 1999 with a PC-based system, and management expects all CAS systems to be Year-2000 compliant by calendar year 1999 year end. The cost of these upgrades is expected to be less than $25,000.

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

                           PART II - OTHER INFORMATION
                            Item 1. Legal Proceedings

         The Company is not involved in any material pending legal proceeding other than ordinary routine litigation considered to be incidental to its business and other than legal proceedings previously reported. There have been no material developments in previously reported legal proceedings.


                          Item 2. Changes in Securities

(a)  Not Applicable

(b)  Not Applicable

(c) Any unregistered securities sold by the Company during the fiscal quarter ended September 30, 1999 were previously reported in Item 5 of the Company's Form 10-KSB Annual Report for the fiscal year ended June 30, 1999.

                    Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

         The following documents are included as exhibits to this Form 10-QSB and are filed herewith unless otherwise indicated.


      Exhibit      Description
      -------      -----------

        27.1       Financial Data Schedule


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  November 14, 1999.

                            AVIATION GROUP, INC.



                            By:   /s/ Richard L. Morgan
                                 -----------------------------------------------
                                 Richard L. Morgan, Executive Vice President and Chief Financial Officer