Form 10QSB
period 1999-12-31
AVIATION GROUP INC
filed 2000-02-17
CIK 355906

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

   (Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended December 31, 1999

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

3,573,929 shares of Common Stock were outstanding as of February 9, 2000.

Transitional Small Business Disclosure Format (check one):

  Yes             No    X
      -------        -------

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       December 31,     June 30,
                                                          1999           1999
                                                      -------------  ------------
ASSETS
Current Assets
    Cash and cash equivalents                           $   369,000   $    84,000
    Restricted time deposit                                 104,000       538,000
    Accounts receivable, net                              1,298,000     2,200,000
    Inventory                                             1,361,000     1,547,000
    Prepaid expenses and other                              426,000       170,000
    Discontinued assets held for resale, net                267,000
                                                        -----------   -----------
       Total Current Assets                               3,825,000     4,539,000
                                                        -----------   -----------

Property and equipment                                    5,107,000     4,481,000
Product manufacturing licenses                            1,440,000     1,341,000
Less: accumulated depreciation                             (963,000)   (1,772,000)
                                                        -----------   -----------
                                                          4,144,000     4,050,000
                                                        -----------   -----------

Goodwill, net                                             1,802,000     4,144,000
Other                                                       239,000       319,000
                                                        -----------   -----------
                                                          2,041,000     4,463,000
                                                        -----------   -----------
Total Assets                                            $10,010,000   $13,052,000
                                                        ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term obligations         $   500,000   $   463,000
    Current portion of capital lease obligations            182,000       164,000
    Revolving and other short-term borrowings             1,571,000     2,316,000
    Accounts payable                                      2,018,000     2,334,000
    Accrued liabilities                                   1,217,000     1,335,000
                                                        -----------   -----------
       Total Current Liabilities                          5,488,000     6,612,000
                                                        -----------   -----------

Long-Term Liabilities
   Long-term debt, net of current maturities                715,000       880,000
   Capitalized leases, net of current maturities                          439,000
                                                        -----------   -----------
      Total Long-Term Liabilities                           715,000     1,319,000
                                                        -----------   -----------

Total Liabilities                                         6,203,000     7,931,000
                                                        -----------   -----------

Shareholders' Equity
    Preferred Stock, $.01 par value, 5,000,000
       shares authorized, none outstanding                       --            --
    Common Stock, $.01 par value, 10,000,000 shares
       authorized, 3,465,673 and 3,296,601 shares
       issued and outstanding                                36,000        36,000
  Additional paid-in capital                              9,766,000     9,766,000
  Retained earnings (deficit)                            (5,995,000)   (4,681,000)
                                                        -----------   -----------
       Total Shareholders' Equity                         3,807,000     5,121,000
                                                        -----------   -----------

Total Liabilities and Shareholders' Equity              $10,010,000   $13,052,000
                                                        ===========   ===========

       The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended          Six Months Ended
                                                          December 31,               December 31,
                                                   -------------------------  ------------------------
                                                       1999         1998          1999         1998
                                                   ------------  -----------  -----------   ----------

Revenue                                            $ 2,400,000   $4,694,000   $ 5,529,000   $8,355,000

Cost of Revenue                                      1,634,000    2,715,000     3,550,000    4,820,000
                                                   -----------   ----------   -----------   ----------

  Gross Profit                                         766,000    1,979,000     1,979,000    3,535,000
                                                   -----------   ----------   -----------   ----------

General and Administrative Expenses                  1,629,000    1,630,000     3,125,000    2,956,000
Depreciation and Amortization                          169,000      194,000       339,000      347,000
                                                   -----------   ----------   -----------   ----------
                                                     1,798,000    1,824,000     3,464,000    3,303,000
                                                   -----------   ----------   -----------   ----------

  Income (Loss) From Operations                     (1,032,000)     155,000    (1,485,000)     232,000
                                                   -----------   ----------   -----------   ----------

Other Income (expenses)
  Other income (expense)                                 1,000        1,000         1,000        2,000
  Interest expense, net                               (204,000)    (122,000)     (381,000)    (169,000)
                                                   -----------   ----------   -----------   ----------
                                                      (203,000)    (121,000)     (380,000)    (167,000)
                                                   -----------   ----------   -----------   ----------

Income (loss) from continuing operations
  Before income taxes                               (1,235,000)      34,000    (1,865,000)      95,000

Provision (benefit) for income taxes                        --           --            --       14,000
                                                   -----------   ----------   -----------   ----------

Income from continuing operations                   (1,235,000)      34,000    (1,865,000)      51,000

  Income (loss) from discontinued operations          (161,000)      43,000      (139,000)      44,000
  Gain on sale of subsidiaries, net                    681,000           --       690,000           --
                                                   -----------   ----------   -----------   ----------
                                                       520,000       43,000       551,000       44,000
                                                   -----------   ----------   -----------   ----------

Net Income (Loss)                                  $  (715,000)  $   77,000   $(1,314,000)  $   95,000
                                                   ===========   ==========   ===========   ==========

Earnings (loss) per common share
   Income (loss) before discontinued operations    $     (0.35)  $     0.01   $     (0.52)  $     0.02
   Income (loss) from discontinued operations             0.15         0.01          0.15         0.01
                                                   -----------   ----------   -----------   ----------
Net income per share (basic and diluted)           $     (0.20)  $     0.02   $     (0.37)  $     0.03
                                                   ===========   ==========   ===========   ==========

Weighted average shares outstanding

   Basic and diluted                                 3,573,929    3,465,673     3,573,929    3,465,673
                                                   ===========   ==========   ===========   ==========


        The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        For the Six Months Ended December 31,
                                                                       ---------------------------------------
                                                                               1999                1998
                                                                       --------------------  -----------------
Cash Flows From Operating Activities:
Net Income (Loss)                                                              $(1,314,000)         $  95,000
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided (Used) by Operating Activities:
   Depreciation and amortization                                                   339,000            478,000
   Decrease in restricted cash                                                     434,000                 --
   Decrease in accounts receivable                                                 902,000             34,000
   Decrease in inventories                                                         186,000             65,000
   (Increase) in prepaids and other current assets                                (523,000)          (144,000)
   Increase (decrease) in accounts payable                                        (316,000)            43,000
   Increase (decrease) in accrued interest                                                            (23,000)
   (Decrease) in accrued liabilities                                              (118,000)          (210,000)
   Other                                                                             8,000           (187,000)
                                                                               -----------          ---------
   Total Adjustments                                                               912,000             56,000
                                                                               -----------          ---------
Net Cash Provided (Used) by Operating Activities                                  (402,000)           151,000
                                                                               -----------          ---------

Cash Flows From Investing Activities:
  Proceeds of sale of discontinued business segments                             1,981,000                 --
  Payments for property and equipment additions                                         --           (451,000)
                                                                               -----------          ---------
Net Cash Used by Investing Activities                                            1,981,000           (451,000)
                                                                               -----------          ---------

Cash Flows From Financing Activities:
  Repayments of short-term borrowings, net                                        (690,000)           (97,000)
  Principal payments on long-term debt                                            (604,000)          (292,000)
  Proceeds from long-term debt                                                          --            180,000
  Proceeds from exercise of warrants                                                    --                 --
                                                                               -----------          ---------
Net Cash Provided (Used) by Financing Activities                                (1,294,000           (209,000)
                                                                               -----------          ---------

Net Increase (Decrease) in Cash and Cash Equivalents                               285,000           (509,000)
Cash and Cash Equivalents at Beginning of Period                                    84,000            709,000
                                                                               -----------          ---------
Cash and Cash Equivalents at End of Period                                     $   369,000          $ 200,000
                                                                               ===========          =========

Supplemental Disclosure of Cash Paid for Interest and Income Taxes:
 Cash paid for interest                                                        $   381,000          $ 197,000
 Cash paid for income taxes                                                             --                 --


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

NOTE B - SALE OF DISCONTINUED BUSINESS SEGMENTS

     During the quarter ended December 31, 1999 the Company successfully sold its Tri-Star Airline Services ground handling subsidiary operations. On February 8, 2000 the Company successfully sold its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties, and when combined generated a net gain on sale to the Company of $681,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company is presently in discussions with certain third parties regarding a sale or merger of the entire enterprise, and is also in discussions with certain third parties regarding the sale of certain remaining segments of the Company's operations on an individual basis. Other parties interested in the Company's status as a public company have expressed interest in a business combination, spin-off, or other transaction. While this process is underway, management continues to cut overhead costs and focus its energies on the maximization of profits and cashflows of its existing business units. Management anticipates the sale of significant additional portions of its business during the fiscal year, but there can be no assurance that such activities will generate a sale of the Company or that if such transaction occurs that the related consideration will significantly enhance shareholder value.

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

     In the present view of management, (a) the Company's stock is trading below the value of its existing underlying companies, (b) acquisitions of new companies at present share price levels would be dilutive to existing shareholders, and (c) continuation of its historical corporate overhead strategy would erode shareholder value. Additionally, the Company's operating subsidiaries continue to be hindered by the corporate overhead associated with the Company's original strategy of acquiring additional aviation companies with a combination of cash and Company common stock. Accordingly, in August 1999, the Board of Directors approved a management plan to engage investment advisors and pursue the additional strategy of selling all or part of the Company's businesses.

     During the quarter ended December 31, 1999, the Company successfully sold its Tri-Star Airline Services ground handling subsidiary operations. On February 8, 2000, the Company successfully sold its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties, and together generated a net gain on sale to the Company of $681,000.

     The Company is presently in discussions with certain third parties regarding a sale or merger of the entire enterprise, and is also in discussions with certain third parties regarding the sale of certain remaining segments of the Company's operations on an individual basis. Other parties interested in the Company's status as a public company have expressed interest in a business combination, spin-off, or other transaction. While this process is underway, management continues to cut overhead costs and focus its energies on the maximization of profits and cashflows of its existing business units. Management anticipates the sale of significant additional portions of its business during the fiscal year, but there can be no assurance that such activities will generate a sale of the Company or that if such transaction occurs that the related consideration will significantly enhance shareholder value.

Results of Operations
---------------------
     The following discussions and tables set forth a summary of changes in the major categories, presented by division, of revenues, costs of goods sold and operating expenses from each of the previous period's results. These historical results are not necessarily indicative of results to be expected for any future period.

                                                     Three months ended                     Six months ended
                                                        December 31,                          December 31,
                                                      (Unaudited 000's)                     (Unaudited 000's)
                                                      -----------------                     -----------------
Total Company                                     1999                1998                1999               1998
-------------                                     ----                ----                ----               ----
Revenues                                      $  2,400             $  4,694           $  5,529           $  8,355
Cost of revenue                                 (1,634)              (1,979)            (3,550)            (4,820)
Operating and other expenses                    (1,112)              (1,901)            (2,296)            (2,136)
                                              --------             --------           --------           --------
                                                  (346)                 814               (317)             1,399
                                              --------             --------           --------           --------

Corporate overhead                                (515)                (465)              (829)              (834)
Depreciation and amortization                     (169)                (194)              (339)              (347)
Income from discontinued operations               (161)                  43               (139)                44
Gain on sale of subsidiaries                       681                    -                690                  -
Interest income                                      -                    1                  1                  2
Interest expense                                  (204)                (122)              (381)              (169)
                                              --------             --------           --------           --------

Pre-tax income                                $   (715)            $     77           $ (1,314)          $     95
                                              ========             ========           ========           ========


Overhaul & Service Division
---------------------------
     Revenues consist primarily of gross revenues from stripping and painting and other aircraft coating services to major passenger and freight airlines and corporate aircraft and aviation related companies. During fiscal 1999, the Company executed a hangar-facility operating lease and incurred start up costs leading to the opening of a new paint facility in Greenville, Mississippi, and start-up costs for this facility for the three and six months ended December 31, 1999 were $80,000 and $131,000, respectively.

     The Company's paint operations and related revenue and income can vary significantly from quarter to quarter based upon seasonality and scheduling factors of its major customers. During fiscal 1999, the Company experienced significant revenue and income in the first and second fiscal quarters, and its third and fourth quarters were relatively flat. During this current fiscal 2000 year, the Company experienced its slow season during the first and second quarter, and its facilities are scheduled to return to historical utilization levels during the third and fourth fiscal quarters. At December 31, 1999, the paint division had a backlog of approximately $20,000,000 from numerous customers.

     The Company's Aero Design battery manufacturing subsidiary is positioning for significant growth. During the fiscal 1999 year, Aero Design applied for and won approval from the FAA for numerous additional manufacturing licenses relating to its line of commercial and general aviation replacement batteries. Non-capitalized related costs for this activity totaled $59,000 and $109,000 for the three and six-month periods ended December 31, 1999. The Company has capitalized direct costs for its manufacturing license inventory of $1,400,000, consisting of $1,341,000 in license inventory existing at the time of Aero Design's purchase by the Company, and $59,000 in additional capital costs incurred during the six months ended December 31, 1999. These licenses will allow Aero Design to focus its activities in fiscal 2000 on growth in sales and operating profits. General Electrodynamics Corporation (acquired in August
1998) comprises the remaining operating activities of this division.

     Costs of revenues consist largely of direct and indirect labor, direct material and supplies, insurance and other indirect costs applicable to the completion of each contract or order. Operating expenses consist of all general and administrative and operating costs not included in costs of sales, including but not limited to facilities rent, indirect labor and other overhaul costs.

                                                     Three months ended                      Six months ended
                                                        December 31,                           December 31,
                                                      (Unaudited 000's)                     (Unaudited 000's)
                                                      -----------------                     -----------------
Overhaul & Service Division                       1999                1998                 1999               1998
---------------------------                       ----                ----                 ----               ----
Revenues                                      $  2,400            $  4,694             $  5,529           $  8,355
Cost of revenue                                 (1,634)             (1,979)              (3,550)            (4,820)
Operating and other expenses                    (1,112)             (1,901)              (2,296)            (2,136)
                                              --------            --------             --------           --------
                                                  (346)                814                 (317)             1,399
Recurring division income                     --------            --------             --------           --------

Depreciation and goodwill amortization            (162)               (189)                (324)              (337)
Interest income                                     --                   1                    1                  1
Interest expense                                   (90)                (43)                (140)               (70)
                                              --------            --------             --------           --------

Pre-tax income                                $   (598)           $    583             $   (780)          $    993
                                              ========            ========             ========           ========

Ground Handling & Service Division
----------------------------------
     The Company's ground handling and service division derived revenue primarily by providing commercial airlines with a variety of support services including aircraft interior cleaning, exterior washes, lavatory and water services and ramp services and baggage handling. On December 31, 1999, the Company sold this operation to a non-affiliated third party. The Company received $1,500,000 cash for the operating assets, and retained cash, receivables, and other working capital with a net realizable value of approximately $200,000. Following is a summary of ground handling and service operations for the three and six months periods ended December 31, 1999 and 1998, which are included on a net basis, along with the Casper Air Service fixed base operations, in the Company's financial statements as Income from Discontinued Operations.


                                                      Three months ended                     Six months ended
                                                         December 31,                          December 31,
                                                      (Unaudited 000's)                      (Unaudited 000's)
                                                      -----------------                      -----------------
Ground Handling & Service Division                1999                1998                 1999               1998
----------------------------------                ----                ----                 ----               ----
Revenues                                        $  369              $  318               $  766             $  757
Cost of revenue                                   (280)               (139)                (522)              (401)
Operating and other expenses                       (85)               (141)                (145)              (253)
                                                ------              ------               ------             ------
Recurring division income                            4                  38                   99                103
                                                ------              ------               ------             ------
Depreciation and amortization                        -                 (29)                 (27)               (57)
Interest income                                      -                   -                    -                  2

Interest expense                                    (3)                 (2)                 (16)                (3)
                                                ------              ------               ------             ------

Operating income                                $    1              $    7               $   56             $   45
                                                ======              ======               ======             ======

Gain (loss) on sale summary
---------------------------
Purchase proceeds                               $1,500                                   $1,500
Book value of assets sold, net of debt            (334)                                   (334)
Write-off of unrealized goodwill, net               --                                      --
                                                ------                                  ------

Gain on sale of division                        $1,166                                  $1,166
                                                ======                                  ======

FBO Operations Division
-----------------------
     In August 1997, the Company acquired Casper Air Service, which operated a fixed-base operation in Casper, Wyoming. This operation, located at Natrona County International Airport in Casper, Wyoming, provided fuel and light maintenance services to general aviation, corporate and light freight aircraft customers. On February 8, 2000, the operating assets of this division were sold to an unrelated private third party for a purchase price of $200,000 cash and the buyer's assumption of $600,000 in related accounts payable. The Company retained its ownership in Casper's accounts receivable, inventories, and certain aircraft which will be sold during fiscal 2000. Following is a summary of Casper's operations for the three and six months periods ended December 31, 1999 and 1998, which are included on a net basis, along with the ground handling and service operations, in the Company's financial statements as Income from Discontinued Operations.

                                                     Three months ended                     Six months ended
                                                        December 31,                          December 31,
                                                         (Unaudited)                           (Unaudited)
                                                                                               -----------
FBO Operations Division                           1999                1998                1999               1998
-----------------------                           ----                ----                ----               ----
Revenues                                        $  686            $  1,433             $  1,490          $  2,957
Cost of revenue                                   (683)               (955)              (1,325)           (2,070)
Operating and other expenses                      (127)               (384)                (266)             (791)
                                                ------            --------             --------          --------
Recurring division income                         (124)                 94                 (101)               96
                                                ------            --------             --------          --------

Depreciation and amortization                      (31)                (46)                 (66)              (74)
Interest income                                      -                   2                    -                 2
Interest expense                                    (7)                (14)                 (28)              (25)
                                                ------            --------             --------          --------
Operating income                                $ (162)           $     36             $   (195)         $     (1)
                                                ======            ========             ========          ========

Gain (loss) on sale summary
---------------------------
Purchase proceeds                               $  249                                 $    258
Book value of assets sold, net of debt             247                                      247
Write-off of unrealized goodwill, net             (981)                                    (981)
                                                ------                                 --------

Loss on sale of division                        $ (485)                                $   (476)
                                                ======                                 ========

Aviation Group - Corporate Overhead
-----------------------------------
     Operating expenses consist of all general and administrative and operating costs to provide management to the Company's divisions, to support expected growth, and to seek acquisition targets, not directly attributable to the divisions' operations. These charges include legal, accounting, travel and other related overhead. During the quarters ended December 31, 1999 and 1998, the Company incurred $41,000 and $25,000 in non-amortizable acquisition related costs and direct costs associated with the Company's status as a public company. For the six months ended December 31, 1999 and 1998, such amounts were $99,000 and $92,000. Increases in interest expense relating to the issuance of Common Stock warrants associated with the Company's $600,000 short term notes accounted for the rise in overhead in fiscal 2000. These notes were repaid in January 2000. Management continues its efforts to reduce overhead costs, and expects additional improvements in future periods, principally from reductions in Aviation Group management overhead, insurance cost reductions, and reductions in accounting, legal, and other indirect expenses.

                                                     Three months ended                     Six months ended
                                                        December 31,                          December 31,
                                                      (Unaudited 000's)                     (Unaudited 000's)
                                                      -----------------                     -----------------
Corporate Overhead                                1999                1998                1999               1998
------------------                                ----                ----                ----               ----
Operating and other expenses                    $ (474)             $ (440)             $  (730)          $  (742)
Depreciation and amortization                       (7)                 (5)                 (14)              (10)
Acquisition activity costs                         (41)                (25)                 (99)              (92)
Interest income                                     --                  --                   --                 1
                                                ------              ------              -------           -------
Interest expense                                  (115)                (79)                (241)              (99)
                                                ------              ------              -------           -------

Operating income                                $ (637)             $ (549)             $(1,084)          $  (942)
                                                ======              ======              =======           =======

Seasonality and Variability of Results
--------------------------------------
     The Company's Overhaul and Service Division experiences significant seasonality and quarter-to-quarter variability in its stripping and painting operations. Scheduling of the Company's paint customer fleet deliveries can significantly affect quarter to quarter results as well. During fiscal 1999, the Company experienced significant revenue and income in the first and second
fiscal quarters, and its third and fourth quarters were relatively flat   During
this current fiscal 2000 year, the Company experienced its slow season during the first and second quarter, and its facilities are scheduled to return to historical utilization levels during the third and fourth fiscal quarters. Significant changes in such scheduled operations could have a material adverse effect on Company operations.

     At December 31, 1999, the paint division had a backlog of approximately $20,000,000 from numerous customers. With the sale of its ground handling and fixed base operations, a significant percentage of the Company's current revenue is generated by its aircraft paint operations. Management, therefore, is required to plan cash flow accordingly.

Year 2000 Compliance Issues
---------------------------
     The Company's systems have experienced no significant Y2K shutdowns, issues or costs. The Company considers its present systems to be Y2K compliant and operational. The Company continues to monitor its hardware and software systems for potential Year 2000 operating risks and costs, however, and will continue such oversight for the remainder of the fiscal 2000 year.

Three Months Ended December 31, 1999 Compared to the Three Months Ended December
--------------------------------------------------------------------------------
31, 1998
--------
     The Company's revenue for the three months ended December 31, 1999 decreased $2,294,000 to $2,400,000. The decrease was primarily due to seasonal variations in paint revenues of $1,645,000 and reductions in aviation scale revenue of $654,000 at the Company's GEC subsidiary. Scheduling of the Company's paint customer fleet deliveries can significantly affect quarter to quarter results. During fiscal 1999, the Company experienced significant paint revenue and income in the first and second fiscal quarters, and its third and fourth quarters were relatively flat. During the current fiscal 2000 year, the Company experienced its slow season during the first and second quarter, and its facilities are scheduled to return to historical utilization levels during the third and fourth fiscal quarters.

     The cost of revenue for the three months ended December 31, 1999 decreased by $1,081,000, to $1,634,000. Cost of revenue as a percentage of revenue increased by 10%, from 58% in 1998, to 68% in 1999. Marginal cost of revenues is higher at reduced paint activity levels, and this accounted for most of the cost percentage increase. Gross margins should improve as paint revenues significantly increase during the remaining fiscal 2000 year.

     The Company's G&A expenses for the three months ended December 31, 1999, were flat. Reductions in corporate overhead continue to be made by management, and further reductions are expected in subsequent quarters. The Company's interest expense increased by $82,000, to $204,000 for the quarter ended December 31, 1999. This increase is due to the non-cash interest expense relating to the Company's $600,000 short term note issuance in June 1999. These notes were repaid in December 1999.

     During the quarter ended December 31, 1999, the Company recognized a loss from discontinued operations of $161,000, versus income from these divisions of $43,000 for the same period ended December 31, 1998. This reduction was associated with the Company's lower operating levels of its fixed base operations in anticipation of its eventual sale. The Company sold its ground handling operations during the three months ended December 31, 1999, and on February 8, 2000 sold its fixed base operations, recognizing a net gain on sale of $681,000.

Six Months Ended December 31, 1999 Compared to the Six Months Ended December 31,
--------------------------------------------------------------------------------
1998
----
     The Company's net revenue decreased by $2,826,000, or 34%, for the six months ended December 31, 1999. The decrease was primarily due to seasonal variations in paint revenues of $2,430,000. Scheduling of the Company's paint customer fleet deliveries can significantly affect quarter to quarter results. During fiscal 1999, the Company experienced significant paint revenue and income in the first and second fiscal quarters, and its third and fourth quarters were relatively flat. During the current fiscal 2000 year, the Company experienced its slow season during the first and second quarter, and its facilities are scheduled to return to historical utilization levels during the third and fourth fiscal quarters.

     The cost of revenue for the six months ended December 31, 1999 decreased by $1,270,000, to $3,550,000. Cost of revenue as a percentage of revenue increased by 6%, from 58% in 1998, to 64% in 1999. Marginal cost of revenues is higher at reduced paint activity levels, and this accounted for most of the cost percentage increase. Gross margins should improve as paint revenues significantly increase during the remaining fiscal 2000 year.

     Operating costs and overhead associated with the Company's new paint facility in Greenville, Mississippi contributed to increase in Company's G&A expenses for the six months ended December 31, 1999. Reductions in corporate overhead continue to be made by management, and further reductions are expected in subsequent quarters. The Company's interest expense increased by $212,000, to $381,000 for the six months ended December 31, 1999. This increase is due to the non-cash interest expense associated with common stock warrants issued to lenders relating to the Company's $600,000 short term note issuance in June 1999. These notes were repaid in December 1999.

     During the six months ended December 31, 1999, the Company recognized a loss from discontinued operations of $139,000, versus income from these divisions of $44,000 for the same period ended December 31, 1998. This reduction was associated with the Company's lower operating levels of its fixed base operations in anticipation of its eventual sale. The Company sold its ground handling operations and certain fixed base departments during the six months ended December 31, 1999, and on February 8, 2000 sold its fixed base operations, recognizing a net gain on sale of $690,000.

Financial Condition and Liquidity
---------------------------------
     The Company has incurred significant losses, due principally to corporate overhead associated with the Company's acquisition strategy, and has a working capital deficit of $1,663,000 at December 31, 1999. Management continues its efforts to reduce overhead costs, and expects improvements in future periods, principally from reductions in Aviation Group corporate overhead, insurance cost reductions, and reductions in accounting, legal, and other indirect expenses. Reductions in non-essential division operating expenses, along with elimination of marginal products and services that do not provide future growth or near-term profits have also been pursued.

     During the quarter ended December 31, 1999, the Company successfully sold its Tri-Star Airline Services ground handling subsidiary operations. On February 8, 2000, the Company successfully sold its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties, and together generated a gain on sale to the Company of $681,000. Goodwill was reduced $2,342,000 and tangible net worth was increased by $1,028,000. Identified cost-saving activities, combined with the Company's sale of its ground handling and fixed base assets should generate significant cash resources during the next six months.

     These proceeds and operating funds will supplement the Company's existing revolving credit facilities to fund its business. During this current fiscal 2000 year, the Company experienced its slow aircraft painting season during the first and second quarter, but its paint facilities are scheduled to return to historical utilization levels during the third and fourth fiscal quarters. (See Seasonality and Variability of Results.) While these funds combined with current operating levels should allow the Company to meet its working capital requirements during fiscal 2000, significant interruptions in currently scheduled Company operations would adversely affect the Company's financial condition and require additional capital from asset sales, borrowings, or equity financings in order to allow the Company to meet its obligations. No assurance can be made that such sales or financings will be available or available on terms deemed advantageous to the Company if such events occur.



                          PART II - OTHER INFORMATION
                          Item 1.  Legal Proceedings

     The Company is involved in certain pending legal proceedings and other ordinary routine litigation considered to be incidental to its business. The Company believes that such litigation should have no material financial or operating impact on the Company's business.

          Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the stockholders of the Company was held on December 7, 1999 pursuant to a proxy statement dated November 5, 1999. The various matters voted upon as well as the results of such voting are as follows:

(a)  Election of two Directors to serve for a term of three years:



                            Lee Sanders  Richard Morgan
                            -----------  --------------

          Votes in favor      3,495,594       3,495,439
          Votes withheld         20,860          21,015
                              ---------       ---------
          Total               3,516,454       3,516,454
                              =========       =========


                   Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits.

     The following documents are included as exhibits to this Form 10-QSB and are filed herewith unless otherwise indicated.

   Exhibit     Description
   -------     -----------

   10.1 Asset Purchase Agreement dated as of February 8, 2000 between Casper Air Service and Casper Jet Center Fueling, L.L.C.

   10.2 Asset Purchase Agreement dated as of December 15, 1999 between Tri-Star Acquisition Corp., d/b/a Servisair, Inc., and Tri-Star Airline Services, Inc., joined for limited purposes by Aviation Group, Inc. and Servisair USA, Inc.

    27.1       Financial Data Schedule

(b)  Reports on Form 8-K

     None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  February 13, 1999.

                             AVIATION GROUP, INC.



                             By:   /s/ Richard L. Morgan
                                ----------------------------
                                Richard L. Morgan, Chief Financial
                                Officer and Executive Vice President