Form 10QSB
period 2000-03-31
AVIATION GROUP INC
filed 2000-05-31
CIK 355906

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2000

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

Yes   X     No
   -------    -------


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

4,698,801 shares of Common Stock were outstanding as of May 17, 2000.

Transitional Small Business Disclosure Format (check one):

Yes         No   X
   -------    -------

                        PART I - FINANCIAL INFORMATION

                        Item 1.  Financial Statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                  March 31, 2000       June 30, 1999
                                                                 ----------------     ----------------
ASSETS
Current Assets
  Cash and cash equivalents                                         $ 1,758,000          $    84,000
  Restricted time deposit                                             3,259,000              538,000
  Accounts receivable, net                                            2,701,000            2,200,000
  Inventory                                                             904,000            1,547,000
  Prepaid expenses and other                                            631,000              170,000
  Prepaid tour costs                                                  1,990,000                   --
  Discontinued assets held for resale                                   471,000                   --
                                                                    -----------          -----------
     Total Current Assets                                            11,714,000            4,539,000
                                                                    -----------          -----------

Property and equipment, net                                           3,194,000            4,050,000
Product contracts & other intangibles, net                            7,523,000                   --
                                                                    -----------          -----------
                                                                     10,717,000            4,050,000
                                                                    -----------          -----------

Goodwill, net                                                        49,975,000            4,144,000
Other                                                                   440,000              319,000
                                                                    -----------          -----------
Total Assets                                                        $72,846,000          $13,052,000
                                                                    ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term obligations                       $ 1,246,000              463,000
  Current portion of capital lease obligations                          134,000              164,000
  Revolving and other short-term borrowings                           1,713,000            2,316,000
  Accounts payable                                                    4,055,000            2,334,000
  Accrued liabilities                                                 8,365,000            1,335,000
                                                                    -----------          -----------
     Total Current Liabilities                                       15,513,000            6,612,000
                                                                    -----------          -----------

Long-Term Liabilities
  Long-term debt, net of current maturities                           3,202,000              880,000
  Capitalized leases, net of current maturities                              --              439,000
                                                                    -----------          -----------
     Total Long-Term Liabilities                                      3,202,000            1,319,000
                                                                    -----------          -----------
Total Liabilities                                                    18,715,000            7,931,000
                                                                    -----------          -----------

Shareholders' Equity
  Series A 9% cumulative convertible Preferred Stock, $.01
     par value $10,000 liquidation  preference per share,
     1,650 shares outstanding                                             2,000                   --
  Series B 12% cumulative Preferred Stock, $.01 per value
     $10,000 liquidation preference per share, 2,100 shares
     outstanding                                                          2,000                   --
  Common Stock, $.01 per value, 10,000,000 shares
     authorized, 4,678,801 and 3,573,929 shares
     issued and outstanding                                              47,000               36,000
  Additional paid-in capital                                         60,904,000            9,766,000
  Retained earnings (deficit)                                        (6,824,000)          (4,681,000)
                                                                    -----------          -----------
     Total Shareholders' Equity                                      54,131,000            5,121,000
                                                                    -----------          -----------

Total Liabilities and Shareholders' Equity                          $72,846,000          $13,052,000
                                                                    ===========          ===========

       The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended         Nine Months Ended
                                                          March 31,                 December 31,
                                                          ---------                 ------------
                                                      2000         1999          2000          1999
                                                      ----         ----          ----          ----

Revenue                                            $3,830,000   $3,586,000   $ 9,359,000   $11,941,000

Cost of revenue                                     2,340,000    2,348,000     5,890,000     7,187,000
                                                   ----------  -----------   -----------   -----------

  Gross profit                                      1,490,000    1,238,000     3,469,000     4,754,000
                                                   ----------  -----------   -----------   -----------

General and administrative expenses                 1,872,000    1,727,000     4,997,000     4,783,000
Depreciation and amortization                         166,000      196,000       505,000       541,000
                                                   ----------  -----------   -----------   -----------
                                                    2,038,000    1,923,000     5,502,000     5,324,000
                                                   ----------  -----------   -----------   -----------

  Loss from operations                               (548,000)    (685,000)   (2,033,000)     (570,000)
                                                   ----------  -----------   -----------   -----------

Other income (expenses)
  Other income (expense)                                2,000           --         3,000         2,000
  Interest expense, net                              (112,000)     (53,000)     (493,000)     (221,000)
                                                   ----------  -----------   -----------   -----------
                                                     (110,000)     (53,000)     (490,000)     (219,000)
                                                   ----------  -----------   -----------   -----------

Loss from continuing operations
  Before income taxes                                (658,000)    (738,000)   (2,523,000)     (789,000)

Provision (benefit) for income taxes                       --      199,000            --       199,000
                                                   ----------  -----------   -----------   -----------

Loss continuing operations                           (658,000)    (937,000)   (2,523,000)     (988,000)

  Income (loss) from discontinued operations          (82,000)    (314,000)     (221,000)     (314,000)
  Gain (loss) on sale of subsidiaries, net            (90,000)          --       600,000            --
                                                   ----------  -----------   -----------   -----------
                                                     (172,000)    (314,000)      379,000      (314,000)
                                                   ----------  -----------   -----------   -----------

Net loss                                           $ (830,000) $(1,251,000)  $(2,144,000)  $(1,302,000)
                                                   ==========  ===========   ===========   ===========

Earnings (loss) per common share
   Income (loss) before discontinued operations    $    (0.17) $     (0.27)  $     (0.68)  $     (0.29)
   Income (loss) from discontinued operations           (0.04)       (0.09)         0.10         (0.09)
                                                   ----------  -----------   -----------   -----------
Net income per share (basic and diluted)           $    (0.21) $     (0.36)        (0.58)  $     (0.38)
                                                   ==========  ===========   ===========   ===========

Weighted average shares outstanding

   Basic and diluted                                3,948,801    3,524,062     3,698,886     3,409,469
                                                    =========   ==========     =========     =========

       The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 For the Nine Months Ended March 31,
                                                                 -----------------------------------
                                                                           2000           1999
                                                                           ----           ----

Cash Flows From Operating Activities:
Net Income (Loss)                                                      $ (2,144,000)  $ (1,302,000)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided (Used) by Operating Activities:
 Depreciation and amortization                                              599,000        712,000
 Deferred income taxes                                                           --        199,000
 Warrants issued for services                                                    --        123,000
 Decrease in restricted time deposits                                       538,000             --
 (Increase) decrease in accounts receivable                                 377,000       (271,000)
 Decrease in inventories                                                    643,000        406,000
 (Increase) in prepaids and other current assets                           (189,000)        (5,000)
 Increase (decrease) in accounts payable                                   (277,000)       512,000
 Increase (decrease) in accrued interest                                         --        (15,000)
 Increase (decrease) in accrued liabilities                                (242,000)       235,000
 Other                                                                           --        (59,000)
                                                                       ------------   ------------
 Total Adjustments                                                        1,449,000      1,837,000
                                                                       ------------   ------------
Net Cash Provided (Used) by Operating Activities                           (695,000)       535,000
                                                                       ------------   ------------

Cash Flows From Investing Activities:
 Investment in Global Leisure                                            (1,500,000)            --
 Proceeds of sale of discontinued business segments                       1,700,000             --
 Payments for property and equipment additions                                   --       (755,000)
                                                                       ------------   ------------
Net Cash provided (used) by Investing Activities                            200,000       (755,000)

Cash Flows From Financing Activities:
 Repayments of short-term borrowings, net                                  (756,000)       794,000
 Principal payments on long-term debt                                      (803,000)      (443,000)
 Proceeds from issuance of common stock                                   2,300,000             --
                                                                       ------------   ------------
Net Cash Provided by Financing Activities                                   741,000        351,000
                                                                       ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents                        246,000        131,000
Cash and Cash Equivalents at Beginning of Period                             84,000        509,000
                                                                       ------------   ------------
Cash and Cash Equivalents at End of Period                             $    330,000   $    640,000
                                                                       ============   ============

Supplemental Disclosure of Cash Paid for Interest and Income Taxes:
 Cash paid for interest                                                $    533,000   $    298,000
 Cash paid for income taxes                                                      --             --

Supplemental Disclosure of Non-cash Investment in
 Global Travel Leisure, Inc.
 Cash                                                                  $  1,428,000             --
 Other current assets                                                     6,399,000             --
 Long term assets                                                        42,237,000             --
 Current liabilities                                                     (9,862,000)            --
 Long term debt                                                          (2,686,000)            --
 Issuance of Series A preferred stock and warrants                      (16,500,000)            --
 Issuance of Series B preferred stock                                   (21,000,000)            --
 Issuance of Series B warrants in acquisition of Global                 (11,348,000)            --

       The accompanying notes are an integral part of these statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     In the opinion of management of Aviation Group, Inc. ("Aviation Group" or the "Company"), the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include valuation of acquired assets, provisions for warranty claims and bad debts and the length of assets' useful lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1999.

NOTE B - SALE OF DISCONTINUED BUSINESS SEGMENTS & MERGER ACTIVITY

     The Company has since 1999 been in discussions with third parties regarding the possible sale or merger of the entire enterprise, and is also in discussions with certain third parties regarding the sale of certain remaining segments of the Company's operations on an individual basis. Other parties expressed interest in the Company's status as a public company and have expressed interest in a business combination, spin-off, or other transaction.

     On December 29, 1999, the Company sold its Tri-Star Airline Services ground handling subsidiary operations. On February 8, 2000, the Company sold its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties and, when combined, generated a net gain on sale to the Company of $600,000. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In late February 2000 Aviation Group entered into letters of intent and publicly announced a proposed three-way business combination with Global Leisure Travel, Inc. and travelbyus.com ltd. Global Leisure Travel, Inc. is a Seattle, Washington-based travel business specializing in the sale of Hawaiian and other Pacific-region vacation tour and other travel products to consumers. travelbyus.com ltd. is an Internet-based travel company. The business combination contemplates the acquisition by Aviation Group of these two companies with financing provided by travelbyus.com ltd. and private investment capital raised by Doerge Capital Management, the Company's financial advisor for this transaction. Additionally, Aviation Group engaged the investment firm of CIBC World Markets Corp. to review the transaction with travelbyus.com ltd. and express an opinion regarding the fairness of the terms to Aviation Group shareholders. The Aviation Group, Inc. shareholders will retain approximately 6% of the combined entity.

NOTE C - ACQUISITION OF GLOBAL LEISURE TRAVEL, INC.

     On March 17, 2000, the Company executed agreements to purchase Global Leisure Travel, Inc. ("Global") and obtained control of Global's voting stock. On May 10, 2000, the Company completed its acquisition of Global, and Global is now a wholly-owned subsidiary of Aviation Group. As consideration for the purchase, the Company issued:

     $16,500,000 in liquidation preference, represented by 1,650 shares, of its Series A 9% cumulative convertible preferred stock and Series A warrants to purchase 750,000 shares of its common stock at an exercise price of $5.00 per share to the former owners of Global in exchange for the transfer or cancellation of the stock and indebtedness owned by them and their affiliates; and

     Series B warrants to purchase 3,500,000 shares of its common stock at an exercise price of $3.00 per share to the former warrantholders in Global in exchange for cancellation of their warrants. The warrants were recorded at as estimated value of $11,348,000 as calculated under the Black Scholes pricing model.

     In connection with the acquisition, through March 31, 2000, the Company also invested $20.4 million in Global. These funds were used primarily to pay debts and other payables of Global. The financing for this investment by Aviation Group in Global was provided by:

     $5,000,000 invested by travelbyus.com ltd. through the purchase of 500 shares of Series B preferred stock from Aviation Group at $10,000 per share;

     $2,000,000 invested by private investors in the purchase of 750,000 shares of Aviation Group common stock at $2.667 per share, and;

     $16,000,000 invested by private investors in the purchase of 1,600 units of Aviation Group's Series B 12% cumulative preferred stock and Series C warrants, at a price of $10,000 per unit, each unit consisting of one share and 750 warrants.

     Global provides travel related services primarily through retail travel agencies. Global is a seller of bulk travel services, maintaining several wholesale and discount contracts with leading providers of travel in the industry. Global maintains contracts with several major airlines, hotel operators and touring companies, including United Airlines, Continental Airlines, Delta Airlines, Hawaiian Airlines, Alaskan Airlines, Outrigger Hotels Hawaii, and Hotel Corporation of the Pacific d/b/a Aston Hotels & Resorts. These contracts allow Global to purchase airline tickets, hotel reservations and travel packages at wholesale prices.

     Global travel products are resold to the public through retail travel agents and other sellers. Several tradenames under which Global operates are "Sunmakers", "Kailani Hawaii Tours", and "Hawaii Leisure". Global has contracts with travel agencies and suppliers of travel in Washington, Hawaii, Nevada and California. These agencies have designated Global as a preferred supplier for all destinations and products that Global offers in exchange for certain sales-based commissions. In most of its contracts, Global competes for a block of tickets with other wholesale travel suppliers.

     As of May 15, 2000, Global employed 132 people, and leased 28,614 square feet of office space in Seattle, Washington, its main headquarters, and one floor of an office building in Bellingham, Washington.

     For financial reporting purposes, the Company has treated the Global acquisition as if it occurred on March 31, 2000 and has included the balance sheet of Global in the Company's unaudited financial statements as of March 31, 2000. Global operating results will be consolidated with the Company's beginning April 1, 2000. The following unaudited pro-forma consolidated results of operations for the nine month periods ended March 31, 2000 and 1999, respectively, assumes the Global acquisition occurred as of July 1, 1999 and 1998, respectively. The information does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                                 Nine months ended March 31,
                                                 ---------------------------
                                                      2000          1999
                                                      ----          ----
     Revenues                                    $ 13,511,000   $ 18,950,000
     Net loss                                     (12,733,000)    (9,318,000)
     Net loss per share (basic and diluted)      $      (3.44)  $      (2.73)

NOTE D - PROPOSED MERGER WITH TRAVELBYUS.COM LTD.

     Pursuant to its letter of intent agreement in February 2000 to merge with travelbyus.com ltd., Aviation Group executed on May 3, 2000 an agreement to combine their businesses through a statutory arrangement under Canadian law. The completion of the arrangement is subject to receipt of requisite regulatory approval, and when the arrangement is completed, travelbyus.com will become an indirect subsidiary of Aviation Group. The transaction is a one-for-one exchange, and former travelbyus.com shareholders will own directly or indirectly about 94% of Aviation Group's outstanding common stock after completion of the arrangement. As of May 15, 2000, Aviation Group and travelbyus.com had approximately 4,699,000 and 75,105,000 common shares outstanding, respectively.

     travelbyus.com is an Internet-based travel company. travelbyus.com's Web site, www.travelbyus.com, provides consumers with on-line travel options 24 hours per day. Through the travelbyus.com Web site, consumers have the ability to browse travel options world-wide and to book travel reservations. In addition to offering consumers travel options through the Internet, travelbyus.com also offers the consumer travel options through 1-800 call centers and traditional travel agencies. Since April 1999, travelbyus.com has focused on completing strategic acquisitions to build the components of travelbyus.com's business model, which include product offerings, distribution, marketing and technology. travelbyus.com provides a broad range of travel products, targeted primarily at the leisure customer, including airline tickets, cruise packages and ground packages.

     The companies expect to account for the arrangement under the purchase method of accounting as if travelbyus.com had acquired Aviation Group and had been recapitalized under the capital structure of Aviation Group.

NOTE E:  BUSINESS SEGMENT INFORMATION

     The following table summarizes financial information by the company's three business segments and corporate for the three and nine-month periods ended March 31, 2000 and 1999, respectively. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for descriptions of the segments.


                                                 Three Months                       Nine Months
                                                Ended March 31,                    Ended March 31,
                                                ---------------                    ---------------
                                              2000           1999                2000            1999
                                              ----           ----                ----            ----
Net Revenues:
   Painting and maintenance              $  2,889,000    $  2,628,000       $  6,770,000     $  8,937,000
   Manufacturing                              941,000         958,000          2,589,000        3,004,000
   Corporate                                      --              --                 --               --
                                         ------------    ------------       ------------     ------------
Total                                    $  3,830,000    $  3,586,000       $  9,359,000     $ 11,941,000
                                         ============    ============       ============     ============

Operating income (loss):
   Painting                              $    (90,000)   $   (158,000)      $   (618,000)    $    617,000
   Manufacturing                              (40,000)        (80,000)           (90,000)         299,000
   Corporate                                 (418,000)       (447,000)        (1,325,000)      (1,486,000)
                                         ------------    ------------       ------------     ------------
Total                                    $   (548,000)   $   (685,000)      $ (2,033,000)    $   (570,000)
                                         ============    ============       ============     ============

Total assets:
   Painting and maintenance              $  4,201,000    $  3,986,000
   Manufacturing                            4,736,000       4,617,000
   Travel                                  62,912,000             --
   Corporate                                  465,000         617,000
                                         ------------    ------------
Total                                    $ 72,314,000    $  9,220,000
                                         ============    ============


There were no significant intersegment sales or transfers for either period. Operating income by business segment excludes interest and other miscellaneous income and interest expense. Corporate assets consist primarily of cash and cash equivalent and prepaid expenses.

NOTE F:  PRIOR PERIOD ADJUSTMENTS AND RESTATEMENTS

     Certain errors, resulting in the misstatement of previously reported assets, liabilities, income and expenses as of, and for the three and nine month periods ended March 31, 1999 resulted in the following changes to total assets, total liabilities, beginning accumulated deficit and net income:

                                           As of March 31, 1999                              Three Months       Nine Months
                                           --------------------                                  Ended             Ended
                                         Total             Total           Accumulated       March 31, 1999    March 31, 1999
                                         Assets         Liabilities          Deficit           Net Loss           Net Loss
                                         ------         -----------          -------           -------            --------
As previously reported                $ 14,657,000      $ 8,220,000       $ (3,050,000)      $  (754,000)      $   (674,000)

Adjustment for effect of
 share price guarantee                        --            136,000          (136,000)           (30,000)          (136,000)

Adjustment for value of
 warrants issued for service                  --               --            (123,000)           (73,000)          (123,000)

Adjustment to correct tax
 provision                                (369,000)            --            (369,000)          (394,000)          (369,000)
                                      ------------      -----------       ------------       ------------      ------------

As restated                           $ 14,288,000      $ 8,356,000       $ (3,678,000)      $(1,251,000)      $ (1,302,000)
                                      ============      ===========       ============       ===========       ============

Loss per share results previously reported for the three and nine month periods ended March 31, 1999 have been restated as a result of the items identified above as follows:

                                                   Three Months   Nine Months
                                                       Ended         Ended
                                                     March 31,     March 31,
                                                       1999          1999
                                                       ----          ----

Net loss per share as previously reported            $ (0.21)      $ (0.20)
Effect of errors                                       (0.15)        (0.18)
                                                     -------       -------
Net loss per share as restated                       $ (0.36)      $ (0.38)
                                                     =======       =======

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

     In the present view of management, (a) the Company's stock traded below the value of its existing underlying companies, (b) acquisitions of new companies at these lower share price levels would dilute existing shareholders, and (c) continuation of its historical corporate overhead strategy would erode shareholder value. Additionally, the Company's operating subsidiaries continue to be hindered by the corporate overhead associated with the Company's original strategy of acquiring additional aviation companies with a combination of cash and Company common stock. Accordingly, in August 1999, the Board of Directors approved a management plan to engage investment advisors and pursue the additional strategy of selling all or part of the Company's businesses.

     During the quarter ended December 31, 1999, the Company sold its Tri-Star Airline Services ground handling subsidiary operations. On February 8, 2000, the Company sold its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties, and together generated a net gain on sale to the Company of $600,000. In February 2000 Aviation Group entered into letters of intent and publicly announced a proposed three-way business combination with Global Leisure Travel, Inc. and travelbyus.com ltd. Global Leisure Travel, Inc. is a Seattle, Washington-based travel business specializing in the sale of Hawaiian and other Pacific-region vacation tour and other travel products to consumers. travelbyus.com ltd. is an Internet-based travel company. The business combination contemplates the acquisition by Aviation Group of these two companies with financing provided by travelbyus.com ltd. and private investment capital raised by Doerge Capital Management, the Company's financial advisor for this transaction. Additionally, Aviation Group engaged the investment firm of CIBC World Markets Corp. to review the transaction and express an opinion regarding the fairness of the terms to Aviation Group shareholders.

Results of Operations
---------------------
     The following discussions and tables set forth a summary of the major categories, presented by division, of revenues, costs of goods sold and operating expenses. These historical results are not necessarily indicative of results to be expected for any future period.

                                                     Three months ended                     Nine months ended
                                                          March 31,                             March 31,
                                                      (Unaudited 000's)                     (Unaudited 000's)
                                                      -----------------                     -----------------
Total Company                                         2000           1999                     2000           1999
-------------                                         ----           ----                     ----           ----
Revenues                                         $     3,830    $     3,586              $     9,359    $    11,941
Cost of revenue                                       (2,340)        (2,348)                  (5,890)        (7,187)
Operating and other expenses                          (1,397)        (1,183)                  (3,693)        (3,313)
                                                 -----------    -----------              -----------    -----------
                                                          93             55                     (224)         1,441
                                                 -----------    -----------              -----------    -----------

Corporate overhead                                      (475)          (544)                  (1,304)        (1,470)
Depreciation and amortization                           (166)          (196)                    (505)          (541)
Loss from discontinued operations                        (82)          (314)                    (221)          (314)
Gain (loss) on sale of subsidiaries                      (90)             -                      600              -
Interest income                                            2              -                        3              2
Interest expense                                        (112)           (53)                    (493)          (221)
                                                 -----------    -----------              -----------    -----------

Pre-tax loss                                     $      (830)   $    (1,052)             $    (2,144)   $    (1,103)
                                                 ===========    ===========              ===========    ===========

Overhaul & Service Division
---------------------------
     Revenues consist primarily of gross revenues from stripping and painting and other aircraft coating services to major passenger and freight airlines and corporate aircraft and aviation related companies. During fiscal 1999, the Company executed a hangar-facility operating lease and incurred $137,000 of start up costs during the quarter ended March 31, 1999 leading to the opening of a new paint facility in Greenville, Mississippi. Start-up costs for this facility for the three and nine months ended March 31, 2000 were $80,000 and $131,000, respectively. This location commenced operations during the quarter ended March 31, 2000.

     The Company's paint operations and related revenue and income can vary significantly from quarter to quarter based upon seasonality and scheduling factors of its major customers. During fiscal 1999, the Company experienced significant revenue and income in the first and second fiscal quarters, and its third and fourth quarters were relatively flat. During this current fiscal 2000 year, the Company experienced its slow season during the first and second quarter, and all of its facilities are scheduled to return to historical utilization levels during the fourth fiscal quarter.

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

                                                     Three months ended                     Nine months ended
                                                          March 31,                             March 31,
                                                      (Unaudited 000's)                     (Unaudited 000's)
                                                      -----------------                     -----------------
Overhaul & Service Division                           2000           1999                     2000           1999
---------------------------                           ----           ----                     ----           ----
Revenues                                         $     3,830    $     3,586              $     9,359    $    11,941
Cost of revenue                                       (2,340)        (2,348)                  (5,890)        (7,187)
Operating and other expenses                          (1,397)        (1,183)                  (3,693)        (3,313)
                                                 -----------    -----------              -----------    -----------
Recurring division income (loss)                          93             55                     (224)         1,441
                                                 -----------    -----------              -----------    -----------

Depreciation and goodwill amortization                  (159)          (190)                    (483)          (525)
Interest income                                            2              -                        3              -
Interest expense                                        (102)           (10)                    (242)          (113)
                                                 -----------    -----------              -----------    -----------

Pre-tax income (loss)                            $      (166)   $      (145)             $      (946)   $       803
                                                 ===========    ===========              ===========    ===========

Ground Handling & Service Division
----------------------------------
     The Company's ground handling and service division derived revenue primarily by providing commercial airlines with a variety of support services including aircraft interior cleaning, exterior washes, lavatory and water services and ramp services and baggage handling. On December 31, 1999, the Company sold this operation to a non-affiliated third party. The Company received $1,500,000 cash for the operating assets, and retained cash, receivables, and other working capital with a net realizable value of approximately $200,000. Following is a summary of ground handling and service operations for the three and nine months periods ended March 31, 2000 and 1999, which are included on a net basis, along with the Casper Air Service fixed base operations, in the Company's financial statements as Income from Discontinued Operations.

                                                      Three months ended                     Nine months ended
                                                          March 31,                              March 31,
                                                      (Unaudited 000's)                      (Unaudited 000's)
                                                      -----------------                     -----------------
Ground Handling & Service Division                   2000            1999                    2000            1999
----------------------------------                   ----            ----                    ----            ----
Revenues                                         $         -    $       367              $       766    $     1,124
Cost of revenue                                            -           (189)                    (522)          (590)
Operating and other expenses                             ( 2)          (137)                    (147)          (389)
                                                 -----------    -----------              -----------    -----------
Recurring division income (loss)                          (2)            41                       97            145
                                                 -----------    -----------              -----------    -----------

Depreciation and amortization                              -            (27)                     (27)           (84)
Interest income                                            -              -                        -              -
Interest expense                                           -            (16)                     (16)           (18)
                                                 -----------    -----------              -----------    -----------

Operating income (loss)                          $        (2)   $        (2)             $        54    $        43
                                                 ===========    ===========              ===========    ===========

Gain (loss) on sale summary
---------------------------
Purchase proceeds                                                                        $     1,500             --
Book value of assets sold, net of debt                                                          (334)            --
                                                                                         -----------    -----------
Gain on sale of division                                                                 $     1,166
                                                                                         ===========

FBO Operations Division
-----------------------
     In August 1997, the Company acquired Casper Air Service, Inc., which operated a fixed-base operation in Casper, Wyoming. This operation, located at Natrona County International Airport in Casper, Wyoming, provided fuel and light maintenance services to general aviation, corporate and light freight aircraft customers. On February 8, 2000, the operating assets of this division were sold to an unrelated private third party. The Company received $200,000 in cash for the operating assets of this division, plus the buyer assumed $600,000 in related accounts payable. The Company retained its ownership in Casper's accounts receivable, inventories, and certain aircraft which will be sold during fiscal 2000. Following is a summary of Casper's operations for the three and nine months periods ended March 31, 2000 and 1999, which are included on a net basis, along with the ground handling and service operations, in the Company's financial statements as Income from Discontinued Operations.

                                                     Three months ended                     Nine months ended
                                                          March 31,                             March 31,
                                                         (Unaudited)                           (Unaudited)
                                                         -----------                           -----------
FBO Operations Division                               2000           1999                     2000           1999
-----------------------                               ----           ----                     ----           ----
Revenues                                         $       199    $     1,591              $     1,689    $     4,548
Cost of revenue                                         (226)        (1,505)                  (1,551)        (3,576)
Operating and other expenses                             (52)          (352)                    (318)        (1,184)
                                                 -----------    -----------              -----------    -----------
Recurring division loss                                  (79)          (266)                    (180)          (212)
                                                 -----------    -----------              -----------    -----------

Depreciation and amortization                              -            (13)                     (66)           (87)
Interest income                                            1              -                        1              1
Interest expense                                          (2)           (33)                     (30)           (59)
                                                 -----------    -----------              -----------    -----------

Operating loss                                   $       (80)   $      (312)             $      (275)   $      (357)
                                                 ===========    ===========              ===========    ===========

Gain (loss) on sale summary
---------------------------
Purchase proceeds                                $       --                              $       200
Book value of assets sold, net of debt                  (90)                                     215
Write-off of unrealized goodwill, net                    --                                     (981)
                                                -----------                              -----------

Loss on sale of division                         $       (90)                            $      (566)
                                                 ===========                             ===========

Aviation Group - Corporate Overhead
-----------------------------------
     Operating expenses consist of all general and administrative and operating costs to provide management to the Company's divisions, to support expected growth, and to seek acquisition targets, not directly attributable to the divisions' operations. These charges include legal, accounting, travel and other related overhead. During the quarters ended March 31, 2000 and 1999, the Company incurred $40,000 and $100,000 in non-amortizable acquisition related costs and direct costs associated with the Company's status as a public company. For the nine months ended March 31, 2000 and 1999, such amounts were $139,000 and $140,000. Increases in interest expense relating to the issuance of Common Stock warrants associated with the Company's $600,000 short term notes accounted for the rise in overhead in fiscal 2000. These notes were repaid in January 2000. Management continues its efforts to reduce overhead costs.

                                                     Three months ended                     Nine months ended
                                                          March 31,                             March 31,
                                                      (Unaudited 000's)                     (Unaudited 000's)
                                                      -----------------                     -----------------
Corporate Overhead                                    2000           1999                     2000           1999
------------------                                    ----           ----                     ----           ----
Operating and other expenses                     $      (435)   $      (444)             $    (1,165)   $    (1,330)

Depreciation and amortization                             (7)            (6)                     (21)           (16)
Acquisition activity costs                               (40)          (100)                    (139)          (140)
Interest income                                           --             --                       --              2
Interest expense                                         (10)           (43)                    (251)          (108)
                                                 -----------    -----------              -----------    -----------

Operating loss                                   $      (492)   $      (593)             $    (1,576)   $    (1,592)
                                                 ===========    ===========              ===========    ===========

Seasonality and Variability of Results
--------------------------------------
     The Company's Overhaul and Service Division experiences significant seasonality and quarter-to-quarter variability in its stripping and painting operations. Scheduling of the Company's paint customer fleet deliveries can significantly affect quarter to quarter results as well. During fiscal 1999, the Company experienced significant revenue and income in the first and second
fiscal quarters, and its third and fourth quarters were relatively flat   During
this current fiscal 2000 year, the Company experienced its slow season during the first and second quarter, and its facilities are scheduled to return to historical utilization levels during the fourth fiscal quarter. Significant changes in such scheduled operations could have a material adverse effect on Company operations. At March 31, 2000, the paint division had a backlog of approximately $20,000,000 from numerous customers. With the sale of its ground handling and fixed base operations, a significant percentage of the Company's current revenue is generated by its aircraft paint operations. Management, therefore, is required to plan cash flow accordingly.

Year 2000 Compliance Issues
---------------------------
     The Company's systems have experienced no significant Year 2000 shutdowns, issues or costs. The Company considers its present systems to be Year 2000 compliant and operational. The Company continues to monitor its hardware and software systems for potential Year 2000 operating risks and costs, however, and will continue such oversight for the remainder of the fiscal 2000 year.

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31,
------------------------------------------------------------------------------
1999
----
     The Company's revenue for the three months ended March 31, 2000 increased $244,000 to $3,890,000 compared to the quarter ended March 31, 1999. The increase was primarily due to seasonal variations in paint revenues and commencement of paint operations at the Company's Greenville, Mississippi location.

     The cost of revenue for the three months ended March 31, 2000 was virtually unchanged compared to the quarter ended March 31, 1999. Cost of revenue as a percentage of revenue decreased by 4%, from 65% in 1999, to 61% in 2000. Marginal improvements in paint operations accounted for most of the cost percentage improvement.

     The Company's general and administrative expenses for the three months ended March 31, 2000 were up slightly relative to the amounts reported for the quarter ended March 31, 1999. Reductions in corporate overhead continue to be pursued by management. The Company's interest expense increased by $59,000, to $112,000 for the quarter ended March 31, 2000 versus the same period in 1999. This increase is due to increased balances and rates in working capital lines of credit outstanding during the quarter ended March 31, 2000.

     During the quarter ended March 31, 2000, the Company recognized a loss from discontinued operations of $82,000, versus losses from these divisions of $314,000 for the same period ended March 31, 1999. This reduction relates to the Company's lower fixed base operating levels which were sold during the quarter ended March 31, 2000.

Nine Months Ended March 31, 2000 Compared to the Nine Months Ended March 31,
----------------------------------------------------------------------------
1999
----
     The Company's net revenue decreased by $2,582,000, or 28%, for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999. The decrease was primarily due to seasonal variations in paint revenues of $2,157,000. The cost of revenue for the nine months ended March 31, 2000 decreased by $1,297,000 to $5,890,000 compared to the nine months ended March 31, 1999. Cost of revenue as a percentage of revenue increased by 5%, from 60% in 1999, to 65% in 2000. Marginal cost of revenues is higher at reduced paint activity levels, and this accounted for most of the cost percentage increase. Gross margins should improve as expected as paint revenues increase during the remainder of the fiscal 2000 year.

     Operating costs and overhead associated with the Company's new paint facility in Greenville, Mississippi contributed to increase in Company's general and administrative expenses for the nine months ended March 31, 2000. Reductions in corporate overhead continue to be pursued by management. The Company's interest expense increased by $272,000, to $493,000 for the nine months ended March 31, 2000, compared to the same nine month period in 1999. This increase is due to increased balances and rates in working capital borrowing lines and the non-cash interest expense of $140,000 associated with common stock warrants issued to lenders relating to the Company's $600,000 short term note issuance in June 1999. These notes were repaid in December 1999.

     During the nine months ended March 31, 2000, the Company recognized a loss from discontinued operations of $221,000, versus a loss from these divisions of $314,000 for the same period ended March 31, 1999. This reduction was associated with the Company's lower operating levels of its fixed base operations in anticipation of its eventual sale. The Company sold its ground handling operations and certain fixed base departments during the nine months ended March 31, 2000, and on February 8, 2000 sold its fixed base operations, recognizing a net gain on sale of $600,000.

Financial Condition and Liquidity
---------------------------------
     The Company has incurred significant losses, due principally to corporate overhead associated with the Company's acquisition strategy. Management continues its efforts to control overhead costs. Aviation Group is also pursuing reductions in non-essential division operating expenses, along with elimination of marginal products and services that do not provide future growth or near-term profits.

     During the nine months ended March 31, 2000, the Company sold its Tri-Star Airline Services ground handling subsidiary operations. On February 8, 2000, the Company sold its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties, and together generated a gain on sale to the Company of $600,000. Identified cost-saving activities, combined with the Company's sale of its ground handling and fixed base assets should generate significant cash resources during the next six months.

     In connection with the Company's acquisition of Global Leisure Travel, Inc., through March 31, 2000 the Company raised a total of $20.4 million in capital. These funds were used primarily to finance Global, with the Company retaining approximately $500,000 in funds for operating and transaction cost funding purposes. These funds will supplement the Company's existing revolving credit facilities to fund its business. While these funds combined with current operating levels should allow the Company to meet its working capital requirements during fiscal 2000, significant interruptions in currently scheduled Company operations would adversely affect the Company's financial condition and require additional capital from asset sales, borrowings, or equity financings in order to allow the Company to meet its obligations. No assurance can be made that such sales or financings will be available or available on terms deemed advantageous to the Company if such events occur.

                          PART II - OTHER INFORMATION
                          Item 1.  Legal Proceedings

     The Company is involved in certain pending legal proceedings and other ordinary routine litigation considered to be incidental to its business. Such litigation is not currently believed to have a material financial or operating impact on the Company's business.

                        Item 2.  Change in Securities.

     (a)  Not Applicable.

     (b) Since December 31, 1999, the Company has created three new series of its preferred stock and issued shares of two of these series of shares. The following summary describes the rights and preferences of these series of preferred stock, as compared to the Company's common stock and to each other series of preferred stock.

          Series A Convertible Preferred Stock.
          The Company has designated 2,000 shares of Series A convertible preferred stock, par value $0.01 per share. As of May 20, 2000, 1,650 shares of Series A convertible preferred stock were issued and outstanding.

          Ranking. The Series A convertible preferred stock ranks junior to Series B preferred stock and Series C convertible preferred stock but senior to the common stock and any other series of preferred stock as to dividends and liquidation preference.

          Dividends. If declared by the board of directors of the Company, dividends on each share of the Series A convertible preferred stock will be paid each month at an annual rate of 9% of the liquidation preference per share. Dividends must be paid prior to payment of any dividends on the common stock or any series of preferred stock other than Series B preferred stock and Series C convertible preferred stock. Any unpaid dividends accrue and are cumulative.

          Liquidation Preference. Upon liquidation, dissolution or winding up of the Company, and after the payment of the liquidation preferences of the Series B preferred stock and the Series C convertible preferred stock but before payment of any amount to any other class or series of capital stock of the Company, each share of Series A convertible preferred stock will be entitled to be paid out of assets available for distribution $10,000 plus all accrued unpaid dividends, calculated through the date of liquidation.

          Voting Rights. The holders of Series A convertible preferred stock will be entitled to vote as shareholders of the Company on any matters after the earlier of September 30, 2000 or the completion of the arrangement. Each share will be entitled to one vote and will vote together as a single class with the holders of common stock. The holders of the Series A convertible preferred stock will have the right to vote as a separate class if required by the Texas Business Corporation Act or on matters that adversely affect that series.

          Redemption. The Company has the right to redeem all or part of the outstanding Series A convertible preferred stock at any time on or before September 30, 2000. The redemption price per share will be $10,000 plus all accrued unpaid dividends, calculated through the date of redemption. After receiving notice of a redemption, holders of Series A convertible preferred stock will have the right to convert their shares of Series A convertible preferred stock into shares of common stock.

          Conversion. Holders of Series A convertible preferred stock have the right to convert their stock into shares of common stock at any time after October 31, 2000, or earlier if the Company has exercised its right to redeem the stock. In addition, the Company has the right to require conversion of the Series A convertible preferred stock into shares of common stock at any time. This right of the Company terminates when the Company completes a new common stock, preferred stock or debt financing after consummation of the arrangement that provides new gross cash proceeds to the Company of at least $25.0 million.

          The conversion price is the greater of $6 or the arithmetic mean of the closing bid prices of the common stock as reported by Bloomberg, L.P. for the 21 trading days preceding the date of conversion. The number of shares of common stock into which each share of Series A preferred stock is converted equals (A) $10,000 plus all accrued unpaid dividends calculated through the date of conversion, divided by
          (B) the conversion price.

          No fractional shares will be issued upon conversion of the Series A convertible preferred stock. the Company will pay a cash amount to any holder of Series A convertible preferred stock who otherwise would be entitled to a fractional share.

          Series B Preferred Stock
          The Company has designated 3,000 shares of Series B preferred stock, par value $0.01 per share. As of May 20, 2000, 2,153 shares of Series B preferred stock were issued and outstanding.

          Ranking. The Series B preferred stock ranks on parity with the Series C convertible preferred stock and senior to common stock and any other series of preferred stock as to dividends and liquidation preference.

          Dividends. Dividends on the Series B preferred stock, if declared by the board of directors of the Company, will be paid quarterly at an annual rate of 12% of liquidation preference per share. Dividends will be paid prior to payment of any dividends on the common stock or any series of preferred stock other than the Series C convertible preferred stock. Any unpaid dividends accrue and are cumulative.

          Liquidation Preference. Upon liquidation, dissolution or winding up of the Company, and before payment of any amount to any other class or series of capital stock of the Company, each share of Series B preferred stock and Series C convertible preferred stock will be entitled to be paid out of assets available for distribution $10,000, plus all accrued unpaid dividends calculated through the date of liquidation.

          Voting Rights. No holder of Series B preferred stock will be entitled to vote as a shareholder of the Company except to the extent required by the Texas Business Corporation Act or on matters that adversely affect that series.

          Redemption. The Company has the right to redeem all or part of the outstanding Series B preferred stock at any time after February 28, 2001. Additionally, the Company is required to redeem shares of the outstanding Series B preferred stock from and to the extent of the net cash proceeds from the sale of any assets of the Company other than in the ordinary course of business or any public debt or equity securities after completion of the arrangement. The Series B preferred stock will be redeemed at a price per share equal to $10,000, plus all accrued unpaid dividends, calculated through the date of redemption.

          Conversion. Holders of Series B preferred stock do not have the right to convert their stock to shares of common stock.

          Series C Convertible Preferred Stock
          The Company has designated 3,000 shares of Series C convertible preferred stock, par value $0.01 per share. No shares of Series C convertible preferred stock are outstanding.

          Ranking. The Series C preferred stock ranks on parity with Series B preferred stock and senior to common stock and any other series of preferred stock as to dividends and liquidation preference.

          Dividends. If declared by the board of directors of the Company, dividends on each share of the Series C convertible preferred stock will be paid each month at an annual rate of 9% of the liquidation preference per share. Dividends will be paid prior to payment of any dividends on the common stock or any series of preferred stock other than the Series B preferred stock. Any unpaid dividends will accrue and are cumulative.

          Liquidation Preference. Upon liquidation, dissolution or winding up of the Company, and before payment of any amount to any other class or series of capital stock of the Company, each share of

          Series B preferred stock and Series C convertible preferred stock will be entitled to be paid out of assets available for distribution $10,000, plus all accrued unpaid dividends calculated through the date of liquidation.

          Voting Rights. The holders of Series C convertible preferred stock will be entitled to vote as shareholders of the Company after the earlier of September 30, 2000, or the completion of the arrangement. Each share of Series A convertible preferred stock will be entitled to one vote per share and will vote together as a single class with the holders of common stock. The holders of Series C convertible preferred stock will have the right to vote as a separate class if required by the Texas Business Corporation Act or on matters that adversely affect that series.

          Redemption. The Company has the right to redeem all or part of the outstanding Series C convertible preferred stock at any time on or before September 30, 2000. The redemption price per share will be $10,000, plus all accrued but unpaid dividends calculated through the date of redemption. After receiving notice of redemption, holders of Series C convertible preferred stock will have the right to convert their shares of Series C convertible preferred stock into shares of common stock.

          Conversion. Holders of Series C convertible preferred stock have the right to convert their stock into shares of common stock, at any time after October 31, 2000, or earlier if the Company has elected to exercise its right to redeem the stock. In addition, the Company has the right to require conversion of the Series C convertible preferred stock into shares of common stock at any time after February 28, 2001.

          The conversion price is the greater of $6 or the arithmetic mean of the closing bid prices of the common stock as reported by Bloomberg, L.P. for the 21 trading days preceding the date of conversion. The number of shares of common stock into which each share of Series C convertible preferred stock is converted equals (A) $10,000 plus all accrued unpaid dividends calculated through the date of conversion, divided by (B) the conversion price.

          No fractional shares will be issued upon conversion of the Series C convertible preferred stock. The Company will pay a cash amount to any holder of Series C convertible preferred stock who otherwise would be entitled to a fractional share.

     (c ) On January 6, 2000, the Company issued 11,849 shares of its common stock in connection with its payment of certain interest and principal guarantees associated with the Company's $4.50 Convertible Notes due March 31, 2001. The Company relied on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

          In January 2000, the Company issued 58,500 shares of Common Stock upon the "cashless" exercise of 180,000 warrants held by the Company's executive officer, Richard L. Morgan, at an exercise price of $2.50 per share, with 121,500 of these warrants being cancelled. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

          On February 23, 2000, the Company's Board of Directors approved the grant to each of Lee Sanders and Richard L. Morgan, executive officers of the Company, of warrants to purchase 250,000 shares of Common Stock, exercisable at $1.50 per share. The warrants are not exercisable until the shareholders of the Company approve their issuance. The warrants expire in February 2005. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

          On February 23, 2000, the Company's Board of Directors approved the grant to each of Hank Clements, Charles E. Weed and Gordon Whitener, directors of the Company, of warrants to purchase 50,000 shares, exercisable at $1.50 per share. The warrants are not exercisable until the shareholders of the Company approve their issuance and until the completion of the proposed arrangement with travelbyus.com ltd. The warrants expire in February 2005. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

          On March 10, 2000, the Company received $2,000,000 for the sale of 750,000 shares of its Common Stock at the price of $2.667 per share to private accredited investors. The Company relied on the exemption provided by Regulation D in selling the Common Stock.

          During the quarter ended March 31, 2000, the Company agreed to issue 2,100 shares of Series B Preferred Stock to travelbyus.com ltd. and other private accredited investors at a price of $10,000 per share. The terms of the Series B Preferred Stock are described above. 1,650 shares of the Series B Preferred Stock have been sold to private investors other than travelbyus.com ltd. with attached Series C Warrants to purchase an aggregate of 1,236,750 shares of Common Stock, exercisable at $3.00 per share, expiring on the earlier of March 31, 2005 or the second anniversary of the date the Common Stock issuable on the exercise of the warrants are registered for resale under the Securities Act of 1933, as amended. The company relied on the exemption provided by Regulation D is selling the Series B Preferred Stock and Series C Warrants.

          During the quarter ended March 31, 2000, the Company agreed to issue Series B Warrants to purchase 3,500,000 shares of Common Stock, exercisable at $3.00 per share and expiring on the earlier of March 31, 2005 or the second anniversary of the date the Common Stock issuable on the exercise of the warrants are registered for resale under the Securities Act of 1933, as amended. The warrants have been issued to existing warrantholders of Global Leisure Travel, Inc. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in issuing the Series B Warrants.

          During the quarter ended March 31, 2000, the Company agreed to issue 1,650 shares of its Series A Convertible Preferred Stock, representing $16,500,000 in liquidation value, and Series A Warrants to purchase 750,000 shares of Common Stock, exercisable at $5.00 per share, to certain affiliate parties of Global Travel Leisure, Inc., in exchange for the cancellation of the stock in Global Leisure Travel, Inc. and the assignment of a like principal amount of Global Leisure Travel, Inc. debt held by such affiliates. The terms of the Series A Convertible Preferred Stock are described above. The Company relied on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

          None of the Series A, B or C Warrants are exercisable until their issuances are approved by the Company's shareholders.

     (d)  Not applicable.

                   Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     The following documents are included as exhibits to this Form 10-QSB and are filed herewith unless otherwise indicated.

   Exhibit   Description
   -------   -----------
     10.1    Preferred Stock Purchase Agreement dated March 1, 2000 among Global
             Leisure Travel, Inc., Aviation Group, Inc. and the shareholders of
             Global Leisure Travel, Inc., as amended.

     10.2 Preferred Stock Purchase Agreement dated March 1, 2000 between Aviation Group, Inc. and travelbyus.com ltd., as amended.

     10.3 Agreement and Plan of Merger dated March 17, 2000 among Aviation Group, Inc., Global Leisure Travel, Inc., and the shareholders of Global Leisure Travel, Inc. and certain debtholders of Global Leisure Travel, Inc., as amended.

     10.4 Form of two Warrant Agreements dated February 23, 2000 between Aviation Group, Inc. and Richard Morgan or Lee Sanders, each for the purchase of 250,000 shares of common stock.

     10.5 Form of three Warrant Agreements dated February 23, 2000 between Aviation Group, Inc. and Hank Clements, Charles E. Weed or Gordon Whitener, each for the purchase of 50,000 shares of common stock.

     10.6 Employment Agreement dated effective February 23, 2000 between Aviation Group, Inc. and Richard L. Morgan

             Richard Morgan.

     27.1    Financial Data Schedule


(b)  Reports on Form 8-K

     Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2000 relating to the acquisition by Aviation Group, Inc., of a controlling stock interest in Global Leisure Travel, Inc. on March 2, 2000.

     Current Report on Form 8-K/A (Amendment No. 1), filed May 15, 2000, amending the March 17, 2000 Form 8-K to include the financial statements and pro-forma financial information relating to the acquisition by Aviation Group, Inc. of Global Leisure Travel, Inc.

     Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2000 relating to the announcement by Aviation Group, Inc. and travelbyus.com ltd. that they entered into a formal agreement to combine their businesses through a statutory arrangement under Canadian law. In addition the Company announced that it completed the acquisition of Global Leisure Travel, Inc., a Washington corporation through a merger between a subsidiary of Aviation Group, Inc. and Global Leisure Travel, Inc. effective on May 10, 2000. Aviation Group, Inc. had previously reported on a Form 8-K Current Report dated March 2, 2000, as amended, its acquisition of a controlling interest in Global.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  May 29, 2000.

                                        AVIATION GROUP, INC.



                                        By:   /s/ Richard L. Morgan
                                           ------------------------------------
                                             Richard L. Morgan, Chief Financial
                                             Officer and Executive Vice
                                             President