Form 10KSB
period 2000-06-30
AVIATION GROUP INC
filed 2000-10-12
CIK 355906

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)

 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange

     Act of 1934

         for the fiscal year ended June 30, 2000

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

                                 214/922-8100
                          (Issuer's Telephone Number)

Securities registered under Section 12(g) of the Exchange Act:

                          $.01 par value Common Stock
                          ---------------------------
                               (Title of class)

                       Redeemable Common Stock Warrants
                       --------------------------------
                               (Title of class)



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------    ________

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ________.

     State issuer's revenues for its most recent fiscal year.  $13,381,000.
                                                               ------------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $6,735,000 at the close on October 3, 2000.


                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

4,956,722 shares of Common Stock were outstanding as of October 10, 2000.

Transitional Small Business Disclosure Format (check one):

Yes   _______      No   X   .
                      ------

                                    PART I
                       Item 1.  Description of Business

General

     Aviation Group, Inc. was organized in December 1995 to serve as a holding company for businesses beneficially owned by Aviation Group's Chairman of the Board, Lee Sanders. In August 1997, Aviation Group completed its initial public offering of shares of its common stock and redeemable common stock purchase warrants. These shares and warrants are listed and traded on the Nasdaq SmallCap Market and the Boston Stock Exchange.

     Aviation Group provides services and products to airline companies and other aviation firms primarily in the United States. Aviation Group's business consists of:

     - painting and paint stripping services for commercial and freight aircraft at facilities located in Portland, Oregon, New Iberia, Louisiana and Greenville, Mississippi; and

     - the manufacture, sale and repair of aircraft batteries and aircraft and truck weighing scales.

     In August 1999, Aviation Group determined to seek to shift its assets and capital into an industry with significant growth opportunity. In February 2000, Aviation Group entered into letters of intent with Global Leisure Travel, Inc. and travelbyus.com ltd. to effect a three-way business combination intended to effect a shift of its assets and capital into the e-commerce travel industry.

     In March 2000, Aviation Group acquired a controlling stock interest in Global Leisure. Global Leisure is primarily engaged in the wholesale and retail sale of travel packages for both domestic and Pacific Island and Australian destinations. Travel packages created by Global Leisure include airline seats, hotel accommodations, automobile rentals and other land components. Global Leisure contracts with vendors and primarily markets the packages directly to retail travel agents. Aviation Group acquired 100% ownership of Global Leisure in May 2000.

     On May 3, 2000, Aviation Group entered into an arrangement agreement under Ontario, Canada law to acquire travelbyus.com, an e-commerce travel company.

     The principal executive offices of Aviation Group are located at 700 North Pearl Street, Suite 2170, Dallas, Texas 75201, and the telephone number is (214) 922-8100.

History

     Aviation Group's historical business objective has been to grow through acquisition of other aviation-related companies, assets or products or service lines that would complement or expand its existing businesses. Since 1995, Aviation Group has purchased five separate companies. Management believed that acquisitions would enable Aviation Group to leverage its fixed costs of operations and that Aviation Group would be able to use its common stock as the major source of its capital to execute its acquisition strategy.

     Aviation Group acquired:

     - In March 1996, 99% of the outstanding stock of Pride Aviation, Inc. Pride, now known as Aviation Exteriors Louisiana, Inc., engages in the aircraft painting and paint stripping business in New Iberia, Louisiana.

     - In August 1997, all of the outstanding stock of Casper Air Service. Casper operated an aircraft fueling, light maintenance and parts sales business in Casper, Wyoming.

     - In March 1998, all of the outstanding equity interests in Aero Design, Inc. and Battery Shop, L.L.C. Aero Design and Battery Shop manufacture, sell and repair aircraft replacement batteries at their facilities near Nashville, Tennessee.

     - In August 1998, all of the common stock of General Electrodynamics Corporation. General Electrodynamics, which is based in Arlington, Texas, manufactures and sells truck scales, aircraft scales and other aviation components used by the aviation maintenance and transportation industries.

     While management was successful in identifying additional candidates that met its acquisition criteria, the trading price and volume of Aviation Group's shares created a significantly negative environment for acquiring aviation businesses using its stock as consideration. Aviation Group management has endeavored since 1998 to remedy this condition, while continuing to incur high corporate overhead costs necessary to properly operate and maintain a larger aviation service enterprise.

     In August 1999, Aviation Group's board of directors approved a management plan to engage investment advisors and pursue the additional strategy of selling all or part of Aviation Group's businesses. The major factors influencing this decision were:

     - the board believed that Aviation Group's stock was trading below the value of its existing underlying companies;

     - acquisitions of new companies at then existing share price levels would be dilutive to existing shareholders; and

     - continuation of its historical corporate overhead strategy would erode shareholder value.

     Aviation Group commenced discussions with third parties regarding a sale or merger of the entire enterprise or the sale of certain remaining segments of Aviation Group's operations on an individual basis. Various parties interested in Aviation Group's status as a public company expressed interest in a business combination, spin-off, or other transaction. While this process was underway, management cut overhead costs and focused its energies on the maximization of cashflows from its existing business units.

     On December 31, 1999, Aviation Group's subsidiary Tri-Star Airline Services, Inc. sold all of its ground handling assets and operations, primarily located at Dallas-Ft. Worth International Airport, to Tri-Star Acquisition Corp., d/b/a Servisair Texas, Inc. The purchase price was $1,500,000 in cash. Tri-Star Airline Services retained all accounts payable, accounts receivable and inventories of the business.

     On February 8, 2000, Casper Air Service sold its operations and most of its assets located in Casper, Wyoming to Casper Jet Center Fueling, L.L.C. The purchase price was $200,000 in cash and the assumption by Casper Jet Center Fueling of approximately $600,000 of Casper Air Service's accounts payable. Casper Air Service retained its inventory of aircraft parts, three aircraft and all of its accounts receivable. Casper Air Service intends to sell or otherwise realize on these retained assets before June 30, 2000 and will not continue in business.

     In late February 2000, Aviation Group entered into letters of intent and publicly announced a proposed three-way business combination with Global Leisure and travelbyus.com. The business combination contemplated the acquisition by Aviation Group of the other two companies with financing provided by travelbyus.com and private investment capital raised by Doerge Capital Management. Doerge Capital's clients and affiliates had previously invested significant capital into Global Leisure. Aviation Group acquired a controlling interest in Global Leisure in March 2000 and completed the acquisition in May 2000 as described below.

Acquisition of Global Leisure Travel, Inc.

     On May 10, 2000, Aviation Group completed its acquisition of Global Leisure. Global Leisure is now a wholly owned subsidiary of Aviation Group. As consideration for the purchase, Aviation Group issued:

     - $16,500,000 in liquidation preference, represented by 1,650 shares, of its Series A convertible preferred stock and Series A warrants to purchase 750,000 shares of its common stock at an exercise price of $5 per share, to the former owners of Global Leisure in exchange for the transfer or cancellation of the stock and indebtedness owned by them and their affiliates; and

     - Series B warrants to purchase 3,500,000 shares of its common stock at an exercise price of $3 per share, to the former warrantholders in Global Leisure in exchange for cancellation of their warrants.

     In connection with the acquisition, Aviation Group also invested $20.9 million in Global Leisure. These funds were used primarily to pay debts and other payables of Global Leisure. The financing for this investment by Aviation Group in Global Leisure was provided by:

     - $5.0 million invested by travelbyus.com through the purchase of 500 shares of Series B preferred stock from Aviation Group at $10,000 per share;

     - $2.0 million invested by private investors in the purchase of 750,000 shares of Aviation Group common stock at $2.667 per share; and

     - Approximately $16.5 million invested by private investors in the purchase of 1,653 units of Aviation Group's Series B preferred stock and Series C warrants, at a price of $10,000 per unit, each unit consisting of one share and 750 warrants.

     Upon the completion of both the arrangement with travelbyus.com and the acquisition by Aviation Group of Global Leisure and related financing, Aviation Group agreed to deliver to the broker/dealer arranging the financing, Doerge Capital Management, a division of Balis Lewittes & Coleman, Inc., a fee of $1.0 million and warrants to purchase 1.5 million shares of common stock of Aviation Group at a weighted average exercise price of $4.07 per share.

Aviation Service Businesses

     Besides Global Leisure, Aviation Group has two business divisions. These business divisions are as follows:

     - Aircraft Paint Services Division: This division is made up of aircraft paint services provided by three of Aviation Group's subsidiaries. Aviation Group's subsidiaries, Aviation Exteriors Louisiana, Inc. and Aviation Exteriors Portland, Inc., provide painting and paint stripping services for commercial and freight aircraft at their facilities located in New Iberia, Louisiana and Portland, Oregon. Their primary customers are United Parcel Service and Federal Express. In January 1999, Aviation Group executed a lease and established a new paint facility at Greenville, Mississippi through a new subsidiary, Aviation Exteriors Greenville, Inc.

     - Aircraft Products Division: Aviation Group manufactures and sells certain types of aircraft components and equipment through three of its subsidiaries. Aero Design manufactures and sells aircraft batteries for the commercial airline industry. Battery Shop repairs batteries for the aviation industry. General Electrodynamics Corporation primarily manufactures and sells aircraft and truck weighing scales.

Business of Global Leisure Travel, Inc.

     Global Leisure provides travel related services primarily through retail travel agencies. Global Leisure is a seller of bulk travel services, maintaining several wholesale and discount contracts with leading providers of travel in the industry. Global Leisure maintains non-exclusive contracts with several major airlines, hotel operators and touring companies, including United Airlines, Continental Airlines, Delta Airlines, Hawaiian Airlines, Alaskan Airlines, Outrigger Hotels Hawaii, and Hotel Corporation of the Pacific d/b/a Aston Hotels & Resorts. These contracts allow Global Leisure to purchase airline tickets, hotel reservations and travel packages at wholesale prices.

Airlines enter into contracts with a limited number of wholesalers. Airlines offer contracts to wholesalers who can enhance their marketing plan and who perform for them from year to year. Global Leisure competes through its expertise and marketing in the sectors that the airlines wish to promote and its ability to sell tickets in a lower profile manner. Because the airline tickets are sold to Global Leisure on a bulk or net fare basis and advertising of the fares is prohibited by the airlines, Global Leisure must, and has the ability to, bundle and sell the airline tickets as part of packages with other travel products. Although the number of seats available on each flight is limited, the contracts with the airlines are not exclusive. Global Leisure can enter into a contract with another carrier for the same destination.

     Global Leisure's travel products are resold to the public through retail travel agents and other sellers. Several tradenames under which Global Leisure operates are "Sunmakers," "Kailani Hawaii Tours" and "Hawaii Leisure." Global Leisure has non-exclusive contracts with travel agencies and suppliers of travel in Washington, Hawaii, Nevada and California. These agencies have designated Global Leisure as a non-exclusive preferred supplier for all destinations and products that Global Leisure or its subsidiaries offer in exchange for certain sales-based commissions.

     Effective September 1, 2000, Aviation Group, Global Leisure and travelbyus.com entered into a management agreement under which travelbyus.com assumed responsibility for management of Global Leisure's business. travelbyus.com provides management and support services, including office space, utilities, office equipment, staff support, bookkeeping, accounting, billing, collection, contract administration and other overhead services. To the extent funds are available, Global Leisure is required to pay to travelbyus.com a servicing fee of $55 per paid passenger and a monthly retainer of $5,000 and to reimburse travelbyus.com for direct advertising and marketing expenses and long distance, postage and delivery charges arising from Global Leisure's business. travelbyus.com also assumed responsibility for Global Leisure's working capital deficit upon commencement of the agreement. This management agreement expires September 1, 2001.

Recent Debt Financing

     In May 2000, Aviation Group issued to SW Pelham Fund, L.P. a promissory note in the principal amount of $3.0 million requiring quarterly interest payments at an annual rate of 12%. In connection with the promissory note, Aviation Group issued to SW Pelham Series D warrants to purchase 225,000 shares of its common stock at an exercise price of $2.125 per share, subject to shareholder approval if required by Nasdaq rules. The Series D warrants expire on the earlier of May 8, 2005, or two years after the effective date of a registration statement filed for the resale of the common stock underlying the Series D warrants. Aviation Group is required to register for resale with the SEC the shares of common stock purchasable under the warrants. The promissory note has been unconditionally guaranteed by travelbyus.com. Aviation Group is also required to use the proceeds from the note to finance acquisitions by travelbyus.com or Aviation Group. The promissory note is payable in full on February 28, 2001. SW Pelham will have the option to require Aviation Group to repay the promissory note early if:

     - the closing of the arrangement, the closing of at least one acquisition and the approval by Aviation Group's shareholders of the issuance of the Series D warrants, if required by Nasdaq rules, have not taken place on or before September 30, 2000; or

     - William Kerby ceases to be the chief executive officer of Aviation Group and actively involved in the management and operation of Aviation Group.

     On May 25, 2000, Aviation Group loaned $1,975,000 of these loan proceeds to travelbyus.com for its acquisition of Epoch Technology Inc. The terms of the loan were similar to the terms of the loan from SW Pelham. The loan is secured by a security interest in the stock of Epoch Technology, except that the security interest is subordinate to a security interest in the stock in favor of the holders of travelbyus.com's 12.5% senior redeemable debentures.

Advertising and Marketing

     Most of Aviation Group's revenues from its aircraft paint and products businesses come from direct sales and customer referrals. Aviation Group also utilizes direct mailings and trade journal advertisements as a secondary source of advertising and public relations. Aviation Group has a full-time marketing representative who directly contacts the maintenance and service executives of airlines and other aviation customers to generate business.

Customers

     Aviation Exteriors Louisiana and Aviation Exteriors Portland provide stripping and painting services to major carriers in the airline industry. Their past and current customers include United Airlines, Continental Airlines, Boeing Commercial Aircraft Group, Federal Express, United Parcel Service, Delta Airlines, Southwest Airlines, Northwest Airlines and Piedmont Airlines.

     Aero Design, Battery Shop and General Electrodynamics sell their products to aircraft parts distributors and airlines around the world. They also sell their products directly to airlines in certain instances. Since the recent completion of the FAA approval process for their generic battery product lines, Aero Design and Battery Shop have increased their marketing activities and hope to achieve significant revenue growth during the 2000 fiscal year and beyond.

Regulation

     Environmental Regulation

     Aviation Group must comply with federal, state and local environmental protection laws and related regulations in its operations and facilities. These laws and regulations are particularly applicable to the paints and paint stripping chemicals and solvents used by Aviation Group in its operations and to the disposal of batteries. Aviation Group could be held liable as a current or former operator for releases of hazardous substances at its facilities.
Aviation Group could also incur liability for cleanup costs at off-site facilities to which it ships hazardous substances for treatment, handling, storage, or disposal. Management of Aviation Group believes that its operations and facilities are in material compliance with all federal, state and local environmental laws and regulations and that Aviation Group's hazardous waste management practices minimize the potential for release of hazardous substances into the environment. Aviation Group has not experienced any significant environmental regulatory problems in the past. To date, it has not been subject to any significant fines, penalties or other liabilities under these laws and regulations. However, there can be no assurance that these laws or regulations may not require Aviation Group to make significant expenditures or otherwise may have a material adverse impact on its future operations or financial condition.

     Aviation Regulation

     The FAA regulates all aspects of the airline and aircraft industries. Aviation Group's subsidiaries have certifications from the FAA to operate aircraft repair stations. These certifications are limited as to the kinds of repair and maintenance activities that may be performed by Aviation Group's subsidiaries at their certified facilities. The FAA regularly inspects these facilities for compliance with FAA regulations and guidelines. Failure to comply with FAA regulations and guidelines could result in a loss of certification. A loss of certification for a particular facility would prevent that facility from performing any aircraft repair or maintenance operations. Aviation Group believes that its subsidiaries are in compliance in all material respects with the FAA's regulations and guidelines. Nevertheless, these regulations and guidelines, or any FAA enforcement actions, could have a material adverse effect on Aviation Group's future operations and financial condition.

Competition

     Each of Aviation Group's subsidiaries, other than Global Leisure, directly competes with other companies in the airline services industry. Its Aviation Exteriors subsidiaries compete primarily with many heavy maintenance facilities that perform aircraft stripping and painting services as an adjunct to their maintenance operations. The owners of these heavy maintenance facilities include Dee Howard Company, Pemco, Tramco, Inc. and Raytheon. Aviation Exteriors competes through price, reliability of services, flexibility in scheduling aircraft for painting, availability of aircraft hangars and proven expertise in painting aircraft.

     Aero Design and Battery Shop compete primarily with SAFT America, Inc. and Marathon Power Technologies Company, both of which are much larger and have greater financial resources. As the battery components sold by Aero Design tend to be generic, Aero Design primarily competes through lower prices and comparable product reliability. General Electrodynamics competes with InterComp Company, a privately held miscellaneous scale manufacturer, Load-O-Meter Corporation and PAT America, Inc., as well as numerous other public and private manufacturers of other aviation components, many of which are larger and have greater financial resources. General Electrodynamics competes through pricing, marketing and product reliability.

     Global Leisure competes with other wholesale and retail suppliers of travel packages. In its primary markets of Pacific Island and Australian destinations, Global Leisure competes with Pleasant Hawaiian Holidays and All About Travel, which are larger and have greater financial resources. Global Leisure competes for airline tickets through its expertise and marketing in the sectors that the airlines wish to promote and its ability to sell tickets in a lower profile manner. Global Leisure is able to perform for its vendors from year to year. It also competes by bundling its products in attractively priced tour packages.

Employees

     At September 1, 2000, Aviation Group had approximately 178 employees. Aviation Exteriors Louisiana and Aviation Exteriors Portland have approximately 150 employees, depending upon seasonality. At September 1, 2000, Aero Design and Battery Shop had 10 employees, General Electrodynamics Corporation had 36 employees and Global Leisure had one employee. Corporate management has two employees. Management believes its employee relations are good. No employees are covered by collective bargaining agreements.

Insurance

     Aviation Group carries $200,000,000 of insurance for general aviation liability and $200,000,000 of hangar keeper insurance, as required by its customers, and customary coverage for other business insurance. While Aviation Group believes its insurance is adequate, there can be no assurance that this coverage will fully protect Aviation Group against all losses which it might sustain. Aviation Group's insurance for aircraft liability carries a deductible requiring it to pay $20,000 of any loss or damage.

Risk Factors

                  Risks Relating to Aviation Group's Business

There is a risk of future losses from Aviation Group's operations.

     Aviation Group has a history of net losses. Aviation Group experienced net losses of $994,000, $1,796,000 and $7,128,000 for the years ended June 30, 1998,
1999 and 2000, respectively. There can be no assurance that Aviation Group will be profitable or that its businesses will be successful in the future.

Aviation Group's dependence on only a few customers may have a negative impact on the business of its subsidiaries.

     Only two customers accounted for approximately 37% of our revenues for the year ended June 30, 2000. Aviation Group provides aircraft stripping and painting services to these customers. Any termination of a contract or material curtailment of plane deliveries by one of these customers, including reductions as a result of economic or competitive pressures, would adversely affect Aviation Group's business, financial condition and results of operation.

Aviation Group may be unable to sell its non-travel businesses on acceptable terms in the near future.

     Aviation Group has had discussions with various parties regarding the sale of its non-travel businesses. To date, no agreements have been reached on acceptable terms. Aviation Group intends to continue to investigate the sale of one or all of these businesses.

An economic downturn could affect the airline industry and negatively impact Aviation Group's business.

     The airline industry is significantly affected by general economic conditions. Because a substantial portion of business and personal airline travel is discretionary, the industry tends to experience adverse financial results during general economic downturns. Economic and competitive conditions since deregulation of the airline industry in 1978 have contributed to a number of bankruptcies and liquidations among airlines. A worsening of current economic conditions, or an extended period of recession nationally or regionally, could have a material adverse effect on Aviation Group's operations. Aviation Group does not have any control over general economic conditions.

The seasonality of the aircraft painting business could negatively affect Aviation Group's operations.

     Aviation Group's aircraft painting business is seasonal, which can adversely affect Aviation Group's results of operations from quarter to quarter. Typically, customers will have fewer aircraft painted during the summer months and the holiday season from approximately November 15 through January 1 of each year.

The airline services industry is highly competitive, and Aviation Group may not be able to compete successfully.

     Each of Aviation Group's subsidiaries is in direct competition with other companies. Because many of Aviation Group's competitors have greater resources than it does, Aviation Group may not be able to compete successfully in providing its products or services at a competitive but profitable price. See "Business--Competition."

Failure to comply with environmental, health and safety regulations could negatively impact Aviation Group's business.

     The Environmental Protection Agency and state and local regulatory authorities regulate Aviation Group's operations primarily in the areas of:

     - usage, storage, handling, transportation and disposal of the substances used in aircraft stripping and painting operations; and
     -    disposal of batteries.

Operating permits for facilities are subject to revocation or modification and may not be renewed. Violations of these operating permits may result in substantial fines and civil or criminal sanctions. The operation of any facility that handles chemical substances involves risks of adverse environmental impact and worker exposure to toxic or harmful substances. Material costs or liabilities may be incurred to minimize these risks or to rectify any injury or damage. In addition, significant expenditures may be required to comply with environmental, health and safety laws and regulations that may be adopted or imposed in the future.

Failure to comply with Federal Aviation Administration regulations could negatively impact Aviation Group's financial condition.

     The FAA regulates most of Aviation Group's business operations. The painting and stripping business and the battery manufacturing and repair business must continue to comply with the requirements of the FAA and Aviation Group must maintain the FAA's certifications of its subsidiaries. These certifications allow Aviation Group's subsidiaries to perform their services as well as other repair and maintenance services at their facilities. Loss of any necessary FAA certifications would have a material adverse effect on Aviation Group's operations and financial condition.

                 Risks Relating to Aviation Group Common Stock

Aviation Group's common stock price could fluctuate significantly, and shareholders may be unable to resell their shares at a profit.

     The trading prices for small capitalization companies often fluctuate significantly. In addition, if and after the arrangement with travelbyus.com is completed, Aviation Group may be viewed by investors as an Internet-related company engaged in electronic commerce. Market prices and trading volume for stocks of these types of companies have been volatile. If revenue or earnings are less than expected for any quarter, the market price of Aviation Group's common stock could significantly decline, even if the decline in consolidated revenue or earnings is not reflective of any long-term problems with Aviation Group's business.

Aviation Group might fail to maintain a listing for Aviation Group's common stock.

     Aviation Group common stock is presently listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. Aviation Group has applied for listing on the Nasdaq National Market in connection with the arrangement. If Aviation Group fails to maintain such listing, the market value of Aviation Group's common stock would likely decline. As a result, holders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, Aviation Group's common stock.

Active trading markets for Aviation Group's common stock may not develop or continue.

     While the listing of Aviation Group's common stock is a condition to the closing of the arrangement, an active and liquid trading market for Aviation Group's common stock may not develop or be sustained in the future. In addition, Aviation Group cannot predict the price at which Aviation Group's common stock will trade.

Aviation Group's other equity securities may limit the price growth potential of Aviation Group's common stock.

     There are outstanding a substantial number of warrants and options to purchase shares of common stock. Aviation Group also has outstanding shares of preferred stock, some of which are convertible into shares of common stock. In addition to limiting the trading price growth potential of Aviation Group's common stock, these securities may impair Aviation Group's ability to raise needed capital by depressing the price at which Aviation Group could sell Aviation Group's common stock.

Certain provisions in Aviation Group's charter and bylaws and Texas law make a takeover of Aviation Group more difficult.

     Aviation Group's basic corporate documents and Texas law contain provisions that might enable Aviation Group's management to resist an attempted take over of Aviation Group. For example, the members of the board of directors are divided into three classes who serve three-year terms, and each class is up for reelection in a different year. Aviation Group's board can also issue shares of common stock and preferred stock without stockholder approval in order to dilute and adversely affect various rights of a potential acquiror. The board could use other provisions to discourage, delay or prevent a change of control, a change of management or an acquisition of Aviation Group that shareholders may find beneficial. These provisions could also make it more difficult for shareholders to elect directors and take other corporate action and could depress the price that investors are willing to pay for Aviation Group's common stock.

Aviation Group may issue preferred stock that may adversely affect the rights of holders of common stock.

     Aviation Group's articles of incorporation authorize its board of directors to issue "blank check" preferred stock, the relative rights, powers, preferences, limitations, and restrictions of which may be fixed or altered from time to time by the board of directors. Accordingly, the board of directors may, without shareholder approval, issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power and other rights of the holders of common stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in ownership and management of the company that shareholders might consider to be in their best interests. Aviation Group recently designated shares of Series A, B and C preferred stock in connection with Aviation Group's acquisition of Global Leisure and its proposed arrangement with travelbyus.com. For a description of the rights and preferences of the preferred stock, see "Item 5. Market for Common Equity and Related Stockholder Matters."

No dividends on Aviation Group's common stock may ever be declared.

     Dividends will not be paid unless and until they are declared by the board of directors. Holders of Aviation Group's common stock will have no authority to compel the board to declare dividends.

Because of the significant number of shares owned by directors, officers and principal shareholders, other shareholders may not be able to significantly influence the management of Aviation Group.

     Aviation Group's directors, officers, and principal shareholders beneficially own a substantial portion of Aviation Group's outstanding common stock. As a result, these persons have a significant influence on the affairs and management of Aviation Group, as well as all matters requiring shareholder approval, including election and removal of members of the board of directors, transactions with directors, officers or affiliated entities, the sale or merger of Aviation Group, and changes in dividend policy. This concentration of ownership and control could have the effect of delaying, deferring, or preventing a change in ownership and management of Aviation Group, even when a change would be in the best interest of other shareholders.

             Risks Relating to the Arrangement with travelbyus.com

The arrangement with travelbyus.com is subject to shareholder and court approval and may not be completed.

     While Aviation Group has entered into an agreement to complete the arrangement with travelbyus.com, the actual completion of that transaction may not occur. Aviation Group's shareholders and the shareholders of travelbyus.com must approve the arrangement. An Ontario court must also approve the terms of the arrangement after a hearing at which all interested parties may be heard. While Aviation Group expects these approvals will be obtained, some or all of them may not be obtained.

Aviation Group, travelbyus.com and Global Leisure have histories of losses, and the combined business of these three companies may continue to incur substantial losses even after the arrangement.

     Aviation Group has incurred net losses from operations in each fiscal period since its inception in December 1995. Global Leisure has incurred losses for each of the three years ending December 31, 1999. travelbyus.com has incurred losses since focusing its attention on the travel sector in mid-1999. travelbyus.com previously incurred losses in its discontinued precious metals exploration business. On a pro forma basis, for the nine months ended June 30, 2000, the combined companies incurred net losses of approximately $41.4 million. Even after the arrangement, Aviation Group expects a net loss at least through calendar year 2000.

     Significant costs have been expended by travelbyus.com in designing and implementing its Web site, and additional costs are anticipated to be incurred to fund increased marketing initiatives, strategic alliances, enhancements to the Web site, and the consolidation of its operations in Reno, Nevada. travelbyus.com has incurred operating losses to date. Significant operating losses are anticipated through at least calendar year 2000 and may occur in subsequent calendar years. Additionally, travelbyus.com expects to compete with bigger, more established online travel agents such as Expedia and Travelocity, neither of which have achieved profitability.

     While management believes the travel products of the combined companies taken together with its Internet platform can permit the combined companies to generate profits beginning in calendar year 2001, our revenue may not grow as expected, and the combined companies may be unable to achieve profitability resulting in continued losses.

Expected benefits from the arrangement between Aviation Group and travelbyus.com may not be realized.

     A failure to realize the benefits anticipated from the arrangement could adversely affect the market value of the combined companies.

The ownership interest of current shareholders of Aviation Group will be substantially reduced, and a change of control of Aviation Group will occur.

     The current shareholders of Aviation Group will lose the ability to control the outcome of shareholder votes. Former travelbyus.com shareholders will initially have the power to vote approximately 95% of the outstanding votes at meetings of shareholders following completion of the arrangement.

Certain directors of Aviation Group and travelbyus.com had potential conflicts of interest in approving and recommending the arrangement.

     Three directors of Aviation Group have been granted certain warrants to purchase Aviation Group common stock. Their right to exercise these warrants is conditioned upon completion of the arrangement, as well as approval of Aviation Group's shareholders. The Aviation Group board authorized these warrants to reward the directors for past services and to incentivize the directors to maximize the trading price for Aviation Group's stock and to continue to serve as directors until completion of the arrangement. These directors had potential conflicts of interest as a result of these warrants.

     Two executive officers, directors and shareholders of travelbyus.com, William Kerby and John Fenyes, had been recently appointed and were serving as travelbyus.com's representatives on Aviation Group's board of directors at the time of the final approval by the boards of directors of travelbyus.com and Aviation Group of the arrangement in early May 2000. These two directors had potential conflicts of interest as a result of their fiduciary duties to both travelbyus.com and Aviation Group.

     The risk exists that these directors may have been influenced to approve and recommend the arrangement by their personal financial interests or the interests of travelbyus.com. Accordingly, they may not have been making decisions based solely on the best interests of Aviation Group or its shareholders. The Aviation Group board believes that neither its decision-making process nor its shareholders' interests were adversely affected by these potential conflicts.

                     Risks Relating to the Travel Business

Adverse changes or interruptions in relationships with travel suppliers, distribution partners and other third party service providers could reduce revenue.

     If travelbyus.com or Global Leisure is unable to maintain or expand its relationships with travel suppliers, including airline, hotel, tour and car rental suppliers, its ability to offer and expand travel service offerings or lower-priced travel inventory could be reduced. Travel suppliers may not make their services and products available to travelbyus.com or Global Leisure on satisfactory terms, or at all. They may choose to provide their products and services only to competitors of travelbyus.com or Global Leisure. In addition, these travel suppliers may not continue to sell services and products through global distribution systems on terms satisfactory to travelbyus.com or Global Leisure. Any discontinuance or deterioration in the services provided by third parties, such as global distribution systems providers, could prevent customers from accessing or purchasing particular travel services through travelbyus.com or Global Leisure.

     The contracts of travelbyus.com or Global Leisure with travel suppliers are generally renewed on an annual basis and, in some cases, can be canceled at will by the supplier. If these suppliers cancel or do not renew the contracts, travelbyus.com or Global Leisure would not have the range or volume of services it requires to meet demand and its revenue would decline.

A decline in commission rates or the elimination of commissions by travel suppliers would reduce revenues.

     We expect that a substantial portion of travelbyus.com's revenue will come from the commissions paid by travel suppliers, such as hotel chains and airlines, for bookings made through its online travel service. Consistent with industry practices, these travel suppliers are not obligated to pay any specified commission rates for bookings made through it or to pay commissions at all. Over the last several years, travel suppliers have reduced commission rates substantially. For example, in October 1999, the major airlines announced reductions in the commissions they will pay travel agents from approximately 8% to 5% and a cap of $50.00 per ticket for domestic round trip ticket sales. We anticipate continued downward pressure on airline commission rates. Future reductions, if any, in commission rates that are not offset by lower operating costs from its Internet platform could have a material adverse effect on the operations of travelbyus.com.

Failure to maintain relationships with traditional travel agents could adversely affect travelbyus.com's and Global Leisure's business.

     Both travelbyus.com and Global Leisure have historically received, and expect to continue in the foreseeable future to receive, a significant portion of their revenue through relationships with traditional travel agents. Maintenance of good relations with these travel agents depends in large part on continued offerings of travel services in demand, timely payment of commissions based on sales and Web site support and availability. If travelbyus.com does not maintain good relations with travel agents, these agents could terminate their sales and promotion of its products.

Declines or disruptions in the travel industry could reduce travelbyus.com's revenue.

     Potential declines or disruptions in the travel industry include:

     - price escalation in the airline industry or other travel-related industries;
     -    airline or other travel related strikes;
     -    political instability and hostilities;
     -    bad weather;
     -    fuel price escalation;
     -    increased occurrence of travel-related accidents; and
     -    economic downturns and recessions.

travelbyus.com and Aviation Group have only recently focused their businesses on the travel sector and their recent business experience in unrelated industries might not carry over into the business of being an Internet-based provider for travel services.

     Prior to 1999, travelbyus.com was a precious metals exploration company since its incorporation in 1986. Aviation Group has been in the business of providing services and products to airline companies since its inception in December 1995. The precious metals exploration and airline services and products industries are unrelated to the travel industry. Being a provider of e-commerce-based travel services is a developing business that is inherently riskier than businesses in the industries where the companies have established operating histories. Although some of the business experience gained in the unrelated industries may be beneficial, the lack of industry-specific or related experience or knowledge may lead to unfavorable operating results.

         Other Risks Relating to Both Businesses After the Arrangement

Future acquisitions or investments could negatively affect the operations and financial results of travelbyus.com and Aviation Group or dilute the ownership percentage of their shareholders after the completion of the arrangement.

     Following completion of the arrangement, Aviation Group and travelbyus.com expect to review acquisition and investment prospects that would complement or expand their current services or otherwise offer growth opportunities to the combined companies. travelbyus.com and Aviation Group have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete potential acquisitions. The companies may not identify or complete acquisitions in a timely manner, on a cost-effective basis or at all. In the event of any future acquisitions, The companies could:

     - issue additional stock that would further dilute current shareholders' percentage ownership;
     -    incur debt;
     -    assume unknown or contingent liabilities; or
     - experience negative effects on reported operating results from acquisition-related charges and amortization of acquired technology, goodwill and other intangibles.

These transactions involve numerous risks that could harm operating results and cause the companies' stock prices to decline, including:

     -    potential loss of key employees of acquired organizations;
     - problems integrating the acquired business, including its information systems and personnel;
     -    unanticipated costs that may harm operating results;
     -    diversion of management's attention from business concerns;
     -    adverse effects on existing business relationships with customers; and
     - risks associated with entering an industry in which the companies have no or limited prior experience.

Any of these risks could harm the businesses and operating results.

      Risks Relating to the E-Commerce Travel Business of travelbyus.com


travelbyus.com has a limited operating history in the e-commerce travel business upon which to evaluate its business and prospects.

     Although the various businesses of travelbyus.com have operating experience in traditional travel services venues, its Web site was launched on January 21, 2000, and is in the early stages of development, and full integration of travelbyus.com's operations is not complete. For the nine months ended June 30, 2000, travelbyus.com had revenues from its Web site of Cdn $343,563. travelbyus.com has limited operating history upon which to evaluate its results in the e-commerce travel market.

     It is also difficult to evaluate travelbyus.com's prospective business because it faces the risks frequently encountered by early stage companies using new and unproven business models and entering new and rapidly evolving markets, such as online commerce. These risks include potential failures to:

     -    attract additional travel suppliers and consumers to its services;

     -    maintain and enhance its brand;

     -    expand its service offerings;

     -    operate, expand and develop its operations and systems efficiently;

     -    maintain adequate control of its expenses;

     -    raise additional capital;

     -    attract and retain qualified personnel;

     -    respond to technological changes; and

     -    respond to competitive market conditions.

Competition in the on-line travel industry is intense, and travelbyus.com may not be able to compete successfully.

     In recent years, the number of Web sites in the travel industry competing for customers' attention has increased rapidly. Future competition is expected to intensify given the relative ease with which new Web sites can be developed. travelbyus.com believes that the primary competitive factors affecting its business are brand recognition, Web site content, ease of use, price, fulfillment speed, customer support and reliability. Other factors that will affect travelbyus.com's ability to compete include market acceptance of travelbyus.com's products, its continued ability to attract experienced marketing, technology, operations and management talent and the success of travelbyus.com's marketing programs. If travelbyus.com does not compete successfully for customers in the intensely competitive online travel services market, particularly in promoting and differentiating its brand name from competitors, travelbyus.com will lose or be unable to gain customers. Some competitors have greater brand recognition and greater financial, technological, marketing and other resources than travelbyus.com. travelbyus.com competes with a variety of companies with respect to each product or service offered. These competitors include:

     - online travel agents, including Expedia, Travelocity, Trip.com and American Express Interactive, Inc.;

     - local, regional, national and international traditional travel agencies;

     - consolidators and wholesalers of airline tickets, hotels and other travel products, including online consolidators such as Cheaptickets.com and Priceline.com and online wholesalers such as Hotel Reservations Network, Inc.;

     - airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to the travelbyus.com website; and

     -    operators of travel industry reservations databases.

     In addition to the traditional travel agency channel, many travel suppliers also offer their travel services as well as third-party travel services directly through their own Web sites and by telephone. These travel suppliers include many suppliers with which travelbyus and Global Leisure do business. In particular, five U.S. airlines, American Airlines, Continental Airlines, Delta Airlines, Northwest Airlines and United Airlines, have announced their intention to launch a direct-distribution Web site, named "Orbitz" in June 2001. Orbitz will offer a centralized marketplace for a number of airlines, integrating fare, scheduling, seating availability and booking data. Orbitz will also offer car, hotel, cruise and vacation packages. As the market for online travel services grows, travelbyus.com believes that travel suppliers, traditional travel agencies, travel industry information providers and other companies will increase their efforts to sell inventory from a wide variety of suppliers. travelbyus.com's operations may be unable to compete successfully with any current or future competitors.

     Many of travelbyus.com's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than travelbyus.com has and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Some of travelbyus.com's competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and commit more resources to Web site and systems development than travelbyus.com is able to devote. In addition, the introduction of new technologies and the expansion of existing technologies may increase competitive pressures. Increased competition may result in reduced operating margins. Competitive pressures faced by travelbyus.com could have a material adverse effect on travelbyus.com's business, operating results and financial condition.

If the Internet as a medium for commerce does not develop as expected, travelbyus.com will fail to grow as it expects.

     Use of the Internet by consumers is at a relatively early stage of development. Market acceptance of the Internet as a medium for commerce is subject to a high level of uncertainty. travelbyus.com's ability to significantly increase revenue will require the development and widespread acceptance of the Internet as a medium for commerce. The Internet may not be a successful channel for selling travel services. Additionally, the Internet may not prove to be a viable commercial marketplace because of inadequate development for commerce of the necessary infrastructure, such as reliable network backbones, high speed modems and security procedures. The viability of the Internet for commerce may prove uncertain due to delays in the development and adoption of new standards and protocols to handle increased levels of Internet activity or due to increased government regulation or taxation. In addition, the nature of the Internet as an electronic marketplace may render it inherently more competitive than conventional commerce formats.

Regulation of domain names is evolving and changing, and travelbyus.com may not be able to maintain its domain name.

     travelbyus.com currently holds certain Web domain names, including the domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is expected to change in the near future. Requirements for holding domain names may be affected. As a result, travelbyus.com may not be able to acquire or maintain relevant domain names in all countries in which it conducts business. In addition, travelbyus.com may be unable to prevent third parties from acquiring domain names that are similar to or otherwise decrease the value of its trademarks and other proprietary rights. Any such inability would have a material adverse effect on travelbyus.com's business.

Evolving government regulation could impose taxes or other burdens on travelbyus.com's e-commerce business which could increase costs or decrease demand for travelbyus.com's products.

     Increased regulation of the Internet or different applications of existing laws might slow the growth in the use of the Internet and commercial online services. For example, new laws were passed in the U.S. in 1998 which impose limitations on the ability of states to tax Internet-based sales. The Internet Tax Freedom Act exempts specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through October 21, 2001. If this legislation is not renewed, state and local governments could tax Internet-based sales. These taxes could decrease the demand for travelbyus.com's products and services or increase travelbyus.com's costs of operations.

Software licensed from third parties could become unavailable, obsolete or incompatible with travelbyus.com's operations, Web site or products and adversely affect sales.

     Software licensed from other parties is incorporated into travelbyus.com's Web site. travelbyus.com intends to increase the capabilities of its operations and Web site by licensing additional software applications from other parties. travelbyus.com depends on the abilities of these other parties to deliver and support reliable software, as well as enhance their current, and develop new, applications on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. A decrease in the availability of any licensed software could adversely affect sales, unless travelbyus.com can replace this software with other software that performs similar functions.

Rapid technological changes may render travelbyus.com's Web site technology obsolete or decrease the attractiveness of travelbyus.com's services to consumers.

     If travelbyus.com fails to continually improve its Web site speed, functionality and customer service, travelbyus.com could lag behind its competitors or travelbyus.com's Web site could become obsolete. Competitors may develop technology to improve the performance of their Web sites or to lower their costs. travelbyus.com may have to incur substantial expenses to respond to these developments. If travelbyus.com fails to keep up with technological changes, it could fail to gain market share or increase revenue.

Security breaches in travelbyus.com's systems could damage its reputation and cause it to lose customers.

     The security of customers' confidential transaction data could be jeopardized by accidental or intentional acts of Internet users, current and former employees or others, or by computer viruses. travelbyus.com could lose customers and be liable for damages caused by these security breaches. Security breaches experienced by other electronic commerce companies could reduce consumers' confidence in the travelbyus.com Web site. Although travelbyus.com plans to continue to use encryption and authentication technology, these measures can be circumvented. The costs required to continually upgrade security measures could be prohibitively expensive and could result in delays or interruption of service.

travelbyus.com's computer and telecommunications systems may suffer system failures, capacity constraints and business interruptions which could increase operating costs and cause losses of customers.

     The interruption, impaired performance or insufficient capacity of travelbyus.com's computer and telecommunications systems could lead to interruptions or delays in service, loss of data or inability to process reservations. travelbyus.com's systems and operations can be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquake, tornado, employee error and similar events. While travelbyus.com continually reviews and seeks to upgrade its technical infrastructure and provide for certain system redundancies and back-up power to limit the likelihood of systems overload or failure, any damage, failure or delay that causes interruptions in operations could have a material adverse effect on travelbyus.com's business.

travelbyus.com's ability to increase revenue depends substantially on the continued use and growth of the Internet.

     Although travelbyus.com also sells its travel services and products through travel agents and 1-800 call centers, travelbyus.com's ability to significantly increase revenues will depend on performance of its Web site. In turn, Web site revenue will depend in large part on whether consumers will purchase significantly more travel services online than they do currently and whether the use of the Internet as a medium of commerce continues to grow or grows at the expected rate. Rapid growth in the use of the Internet and online services is a recent development which may not continue.

            Other Risks Relating to the Business of travelbyus.com

travelbyus.com may not be able to obtain additional capital on reasonable terms, or at all, to fund additional cash acquisitions, and this inability may prevent travelbyus.com from taking advantage of opportunities, hurt its business and negatively impact its shareholders.

     travelbyus.com has historically made most of its acquisitions using all common shares or a combination of cash and common shares. travelbyus.com does not at this time have any commitments to make additional acquisitions for cash. Nevertheless, acquisitions may be undertaken that require cash capital to consummate. If adequate funds are not available on reasonable terms, or at all, travelbyus.com may be unable to take advantage of future opportunities to make additional acquisitions for cash. While travelbyus.com believes that it has sufficient capital resources from existing reserves, proposed private placements and on-going operations to satisfy on-going cash requirements for operations, Web site costs, planned acquisitions and material commitments, if capital requirements vary from those currently planned, or losses are greater than expected, additional financing may be required. If additional funds are raised through the issuance of debt or equity securities, the percentage ownership of existing shareholders may be diluted, the securities issued may have rights and preferences senior to those of shareholders, and the terms of the securities may impose restrictions on operations.

travelbyus.com may not be able to protect its intellectual property, causing the value of its services to decline.

     travelbyus.com relies on a combination of trademark, service mark, copyright and trade secret laws to protect its intellectual property. It also enters into confidentiality agreements with its suppliers, strategic partners and key employees and consultants. Unauthorized parties may copy or infringe upon aspects of travelbyus.com methodologies, copyrights, service marks or trademarks. Existing trade secret, copyright and trademark laws offer only limited protection. Effective trade secret, copyright and trademark protection may not be available in every country in which travelbyus.com may offer its services. Policing unauthorized use of its intellectual property is difficult. Competitors of travelbyus.com may independently develop similar methodologies and expertise, and travelbyus.com would have no claim against them. If travelbyus.com resorts to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive, and the outcome could be uncertain.

Claims against travelbyus.com alleging intellectual property infringement could result in litigation costs, monetary damages and the loss of valuable assets.

     Infringement claims, even if not true, could result in significant legal and other costs and may be a distraction to management. If any of these claims were to prevail, travelbyus.com could be forced to pay damages, comply with injunctions or stop providing certain of its services. Any of these events could harm the operating results of travelbyus.com.

If travelbyus.com does not manage its growth effectively, the quality of its services may suffer.

     travelbyus.com is growing rapidly and is subject to related risks, including capacity constraints and pressure on its internal systems and controls. The ability of travelbyus.com to manage its growth effectively requires it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of travelbyus.com to manage this growth would have a material adverse effect on its business, operations and prospects.

Because travelbyus.com depends on key personnel, their loss could harm its business.

     travelbyus.com's key personnel are: William Kerby, Jon Snyder, John Fenyes, Michael London, Gary Saner and Peter Rooney. travelbyus.com may not be able to retain the services of these key personnel as no employment contract exists with Mr. Kerby or Mr. Rooney and only 17 months remain on the employment agreements with Messrs. Snyder and Fenyes. The employment agreements for the other key personnel expire in 2003. These personnel would be difficult to replace. travelbyus.com does not carry any insurance covering the loss of any of these key personnel.

travelbyus.com may or may not merge with a German Internet company, Travel24.com AG.

     In June 2000, travelbyus.com entered into an agreement with Travel24.com AG to create a strategic partnership through a cross shareholding arrangement. The companies intend to negotiate a full merger proposal between them, to be completed no later than December 31, 2000. The terms of the proposed merger have not been negotiated. The companies may be unable to reach an agreement as to the terms of the merger, so the merger may never occur. It is expected that any merger will require shareholder approval.

                      Item 2.  Description of Properties

Hangar Facilities for Paint Operations

     Aviation Exteriors Louisiana leases four aircraft hangars and office space at Acadiana Regional Airport from the Iberia Parish Authority in New Iberia, Louisiana. One lease having an annual rent of $120,000 expires August 1, 2000. An adjacent hangar has a term expiring in October 2023 and requires annual rent of $158,000. The third lease expires on February 1, 2001 and has an annual rent of $60,000. Each of the three leases allows the Iberia Parish Authority and Aviation Exteriors Louisiana to agree to extend the lease terms and provides for 10% rent increases every five years.

     Aviation Exteriors Louisiana has also executed a 30-year operating lease with the Iberia Parish Authority to obtain funds from the State of Louisiana to build a larger hangar for the housing and maintenance of Boeing 747 aircraft. The State of Louisiana and the U.S. government have approved grants totaling $4.5 million to pay part of the cost of construction of a hangar at Acadiana Regional Airport. Iberia Parish Authority financed the remaining cost of the hangar construction through a bond issuance. This project was completed in the summer of 2000, and the annual rent is $420,000. The approximate total cost to build the hangar was $9,500,000.

     Aviation Exteriors Portland leases two hangars and office space at the Airtrans Center at Portland International Airport in Portland, Oregon. The facility is presently being used to paint aircraft for Federal Express. Rent under the lease is equal to 10% of the revenues of Aviation Exteriors Portland earned from its Portland painting activities.

     Aviation Exteriors Greenville leases one hangar at the Mid Delta Regional Airport in Greenville, Mississippi. This lease expires in 2009. Aviation Exteriors Greenville pays rent in the amount of $9,000 per month for the facility.

Nashville, Tennessee Facilities

     Aero Design utilizes approximately 3,000 square feet of manufacturing and office space in Nashville, Tennessee under a two-year lease at the monthly rate of $1,500, plus expenses. Aviation Group believes that there are suitable facilities in the area sufficient to support additional growth.

Arlington, Texas Facilities

     General Electrodynamics Corporation operates an approximately 20,000 square-foot manufacturing and operating facility in Arlington, Texas under a short term lease. Rent payments are $5,000 per month plus all utilities and taxes.

Dallas, Texas Office Space

     Aviation Group also occupies 5,900 square feet of office space at 700 North Pearl Street, Suite 2170, Dallas, Texas, pursuant to a lease that expires in September 2003. Aviation Group pays rent in the amount of $7,120 per month for this office space. It has subleased 4,500 square feet of this space to third parties for $5,000 per month.

                          Item 3.  Legal Proceedings

     Aviation Group is not involved in any material pending legal proceeding other than ordinary routine litigation considered to be incidental to its business.

        Item 4.  Submission of Matters to a Vote of Securities Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

      Item 5.  Market for Common Equity and Related Stockholder Matters.

     On August 19,1997, Aviation Group closed an initial public offering (the "IPO") of its $.01 par value common stock (symbol: AVGP) and redeemable common stock warrants (symbol: AVGPW). Aviation Group sold 1,150,000 shares of common stock, and 1,150,000 common stock purchase warrants. These securities have been listed with and trade on the Nasdaq SmallCap Market and the Boston Stock Exchange since completion of the IPO. There was no public trading market for Aviation Group's securities prior to that time.

     As of September 1, 2000, Aviation Group had 69 holders of record of common stock and seven holders of record of redeemable common stock warrants.

     The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices of Aviation Group's Common Stock based on information published by the Nasdaq SmallCap Market.

                                Aviation Group
                                 Common Stock
                               ----------------

                                           High      Low
                                           ----     ----
                   Fiscal Year 1999
                   ----------------
                   First Quarter         $3.875   $2.250
                   Second Quarter         3.250    1.625
                   Third Quarter          2.938    1.781
                   Fourth Quarter         2.250    1.250

                   Fiscal Year 2000
                   ----------------
                   First Quarter          2.500    1.563
                   Second Quarter         2.375    1.125
                   Third Quarter          4.750    1.000
                   Fourth Quarter         3.438    1.500

     On October 5, 2000, the closing trading price for Aviation Group's common stock as reported by the Nasdaq SmallCap Market was $1.219.

     During the fiscal year ended June 30, 2000, Aviation Group created three new series of its preferred stock and issued shares of two of these series of shares. The following summary describes the rights and preferences of these series of preferred stock, as compared to Aviation Group's common stock and to each other series of preferred stock .

Series A Convertible Preferred Stock.

     Aviation Group has designated 2,000 shares of Series A convertible preferred stock, par value $0.01 per share. As of September 1, 2000, 1,650 shares of Series A convertible preferred stock were issued and outstanding.

     Ranking.    The Series A convertible preferred stock ranks junior to Series
B preferred stock and Series C convertible preferred stock but senior to the common stock and any other series of preferred stock as to dividends and liquidation preference.

     Dividends. If declared by the board of directors of Aviation Group, dividends on each share of the Series A convertible preferred stock will be paid each month at an annual rate of 9% of the liquidation preference per share. Dividends must be paid prior to payment of any dividends on the common stock or any series of preferred stock other than Series B preferred stock and Series C convertible preferred stock. Any unpaid dividends accrue and are cumulative.

     Liquidation Preference. Upon liquidation, dissolution or winding up of Aviation Group, and after the payment of the liquidation preferences of the Series B preferred stock and the Series C convertible preferred stock but before payment of any amount to any other class or series of capital stock of Aviation Group, each share of Series A convertible preferred stock will be entitled to be paid out of assets available for distribution $10,000 plus all accrued unpaid dividends, calculated through the date of liquidation.

     Voting Rights. The holders of Series A convertible preferred stock will be entitled to vote as shareholders of Aviation Group on any matters after the earlier of September 30, 2000 or the completion of the arrangement. Each share will be entitled to one vote and will vote together as a single class with the holders of common stock. The holders of the Series A convertible preferred stock will have the right to vote as a separate class if required by the Texas Business Corporation Act or on matters that adversely affect that series.

     Redemption. Aviation Group has the right to redeem all or part of the outstanding Series A convertible preferred stock at any time on or before September 30, 2000. The redemption price per share will be $10,000 plus all accrued unpaid dividends, calculated through the date of redemption. After receiving notice of a redemption, holders of Series A convertible preferred stock will have the right to convert their shares of Series A convertible preferred stock into shares of common stock.

     Conversion. Holders of Series A convertible preferred stock have the right to convert their stock into shares of common stock at any time after October 31, 2000, or earlier if Aviation Group has exercised its right to redeem the stock. In addition, Aviation Group has the right to require conversion of the Series A convertible preferred stock into shares of common stock at any time. This right of Aviation Group terminates when Aviation Group completes a new common stock, preferred stock or debt financing after consummation of the arrangement that provides new gross cash proceeds to Aviation Group of at least $25.0 million.

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

     No fractional shares will be issued upon conversion of the Series A convertible preferred stock. Aviation Group will pay a cash amount to any holder of Series A convertible preferred stock who otherwise would be entitled to a fractional share.

Series B Preferred Stock

     Aviation Group has designated 3,000 shares of Series B preferred stock, par value $0.01 per share. As of September 1, 2000, 2,153 shares of Series B preferred stock were issued and outstanding.

     Ranking. The Series B preferred stock ranks on parity with the Series C convertible preferred stock and senior to common stock and any other series of preferred stock as to dividends and liquidation preference.

     Dividends. Dividends on the Series B preferred stock, if declared by the board of directors of Aviation Group, will be paid quarterly at an annual rate of 12% of liquidation preference per share. Dividends will be paid prior to payment of any dividends on the common stock or any series of preferred stock other than the Series C convertible preferred stock. Any unpaid dividends accrue and are cumulative.

     Liquidation Preference. Upon liquidation, dissolution or winding up of Aviation Group, and before payment of any amount to any other class or series of capital stock of Aviation Group, each share of Series B preferred stock and Series C convertible preferred stock will be entitled to be paid out of assets available for distribution $10,000, plus all accrued unpaid dividends calculated through the date of liquidation.

     Voting Rights. No holder of Series B preferred stock will be entitled to vote as a shareholder of Aviation Group except to the extent required by the Texas Business Corporation Act or on matters that adversely affect that series.

     Redemption. Aviation Group has the right to redeem all or part of the outstanding Series B preferred stock at any time after February 28, 2001. Additionally, Aviation Group is required to redeem shares of the outstanding Series B preferred stock from and to the extent of the net cash proceeds from the sale of any assets of Aviation Group other than in the ordinary course of business or any public debt or equity securities after completion of the arrangement. The Series B preferred stock will be redeemed at a price per share equal to $10,000, plus all accrued unpaid dividends, calculated through the date of redemption.

     Conversion. Holders of Series B preferred stock do not have the right to convert their stock to shares of common stock.

Series C Convertible Preferred Stock

     Aviation Group has designated 3,000 shares of Series C convertible preferred stock, par value $0.01 per share. No shares of Series C convertible preferred stock are outstanding.

     Ranking. The Series C preferred stock ranks on parity with Series B preferred stock and senior to common stock and any other series of preferred stock as to dividends and liquidation preference.

     Dividends. If declared by the board of directors of Aviation Group, dividends on each share of the Series C convertible preferred stock will be paid each month at an annual rate of 9% of the liquidation preference per share. Dividends will be paid prior to payment of any dividends on the common stock or any series of preferred stock other than the Series B preferred stock. Any unpaid dividends will accrue and are cumulative.

     Liquidation Preference. Upon liquidation, dissolution or winding up of Aviation Group, and before payment of any amount to any other class or series of capital stock of Aviation Group, each share of Series B preferred stock and Series C convertible preferred stock will be entitled to be paid out of assets available for distribution $10,000, plus all accrued unpaid dividends calculated through the date of liquidation.

     Voting Rights. The holders of Series C convertible preferred stock will be entitled to vote as shareholders of Aviation Group after the earlier of September 30, 2000, or the completion of the arrangement. Each share of Series A convertible preferred stock will be entitled to one vote per share and will vote together as a single class with the holders of common stock. The holders of Series C convertible preferred stock will have the right to vote as a separate class if required by the Texas Business Corporation Act or on matters that adversely affect that series.

     Redemption. Aviation Group has the right to redeem all or part of the outstanding Series C convertible preferred stock at any time on or before September 30, 2000. The redemption price per share will be $10,000, plus all accrued but unpaid dividends calculated through the date of redemption. After receiving notice of redemption, holders of Series C convertible preferred stock will have the right to convert their shares of Series C convertible preferred stock into shares of common stock.

     Conversion. Holders of Series C convertible preferred stock have the right to convert their stock into shares of common stock, at any time after October 31, 2000, or earlier if Aviation Group has elected to exercise its right to redeem the stock. In addition, the Company has the right to require conversion of the Series C convertible preferred stock into shares of common stock at any time after February 28, 2001.

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

     No fractional shares will be issued upon conversion of the Series C convertible preferred stock. Aviation Group will pay a cash amount to any holder of Series C convertible preferred stock who otherwise would be entitled to a fractional share.

Dividends

     During the last two fiscal years, Aviation Group has not paid any dividends on its common stock. Aviation Group does not anticipate payment of any dividends on its common stock in the near future because Aviation Group intends to retain earnings to fund growth of its operations.

Issuance of Unregistered Securities

     The following table and discussion contains details of the prior issuances of unregistered securities of Aviation Group for the fiscal year ended June 30, 2000:

                                Number of              Number of Shares              Number of Shares
                                Shares of           of Series A Convertible             of Series B               Aggregate
Date of Issue                  Common Stock             Preferred Stock               Preferred Stock             Proceeds
-------------                  ------------             ---------------               ---------------             --------

July 7, 1999/(1)/               40,000                                                                          $        0

August 19, 1999/(2)/            10,410                                                                              46,845

September 29, 1999/(3)/        155,250                                                                             297,600

January 6, 2000/(2)/            11,849                                                                              53,320

January 20, 2000/(4)/           58,500                                                                              40,073

March 17, 2000/(5)/                                                                         450                  4,500,000

April 19, 2000/(2)/             78,864                                                                             337,526

May 10, 2000/(6)/                                          1,650                                                16,500,000

May 10, 2000/(5)/                                                                            50                    500,000

May 10, 2000/(7)/              750,000                                                                           2,000,000

May 10, 2000/(5)/                                                                         1,653                 16,530,000

May 25, 2000/(8)/              112,000                                                                             200,000

August 18, 2000/(9)/           165,921                                                                             269,621

____________________________________
(1) Aviation Group issued 40,000 shares of common stock as a finder's fee to one of its directors in connection with a loan of $600,000 made by third parties to Aviation Group. Aviation Group did not register these shares in reliance on no sale having occurred.

(2) In August 1999, Aviation Group issued 10,410 shares of common stock on conversion of a portion of Convertible Notes due March 31, 2001 at a conversion price of $4.50 per share. In January 2000, Aviation Group issued 11,849 common shares on conversion of Convertible Notes due March 31, 2001 at a conversion price of $4.50 per share. In April 2000, Aviation Group issued 11,575 shares on conversion of a Convertible Note at $3.00 per share and 67,089 shares on conversion of Convertible Notes at $4.50 per share. Aviation Group relied on the exemption from registration provided by
     Section 4(2) or 3(a)(9) of the Securities Act of 1933, as amended.

(3) In connection with Aviation Group's purchase of Aero Design, Inc. and Battery Shop, L.L.C., Aviation Group promised to pay a former owner a royalty payment equal to 2.5% of the net sales of Aero Design and Battery Shop obtained from new products developed through such former owner's efforts. The common stock was issued in lieu of cash payment of such obligation for royalties at $1.92 per share. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) or 3(a)(9) under the Securities Act of 1933, as amended. The individual recipient of such shares is an existing shareholder of Aviation Group, and executive officer of Aero Design, Inc., and is considered by Aviation Group to be sophisticated and knowledgeable.

(4) Aviation Group issued these shares of Common Stock upon the "cashless" exercise of 180,000 warrants held by Aviation Groups executive officer, Richard L. Morgan, at an exercise price of $2.50 per share, with 121,500 of these warrants being cancelled. Aviation Group relied on the exemption provided by Section 4(2) or 3(a)(9) of the Securities Act of 1933, as amended.

(5) Issued through private purchase at $10,000 per unit, each unit consisting of one share of Series B Preferred Stock and 750 Series C warrants. See "Acquisition of Global Leisure Travel, Inc." Aviation Group issued the Series B Preferred Stock to travelbyus.com ltd. and other private accredited investors at a price of $10,000 per share. 500 shares of the Series B Preferred Stock have been sold to travelbyus.com ltd. 1,653 shares of the Series B Preferred Stock have been sold to private investors other than travelbyus.com ltd. with attached Series C Warrants. Aviation Group relied on the exemption from registration provided by Regulation D in selling the Series B Preferred Stock and the Series C Warrants.

(6) Issued to the former owners of Global Leisure in exchange for the transfer or cancellation of stock and indebtedness owned by them and their affiliates. This transaction was a negotiated acquisition with sophisticated and knowledgeable owners/investors. Aviation Group relied on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

(7) Issued through private purchase at $2.667 per share. See "Acquisition of Global Leisure Travel, Inc." Aviation Group received $2,000,000 in return for the sale of 750,000 shares of its common stock at the price of $2.667 per share to private accredited investors. Aviation Group relied on the exemption provided by Regulation D.

(8) Issued in payment of an obligation arising from the settlement of a lawsuit in June 1999. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) or 3(9) under the Securities Act. The recipient of such shares is considered by Aviation Group to be sophisticated and knowledgeable.

(9) Issued in connection with a note to satisfy outstanding aviation hangar rental obligations. These shares were issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(2) thereof. Aviation Group received representations from and considers the recipient to be a sophisticated and knowledgeable investor.

     In July 1999, Aviation Group issued to the Louisiana Economic Development Corporation (the "LEDC") warrants to purchase 15,000 shares of common stock exercisable at $2.125 per share expiring in July 2002. These warrants were issued in consideration for the guaranty provided by the LEDC for $500,000 in lease payments under Aviation Group's new hangar lease in New Iberia, Louisiana. Aviation Group relied upon the exemption from registration provided by Section 4(2) of the Securities Act. Aviation Group considered the LEDC to be a sophisticated and knowledgeable investor.

     On February 23, 2000, Aviation Group's Board of Directors approved the grant to two executive officers of Aviation Group of warrants to purchase 250,000 shares of common stock, each exercisable at $1.50 per share. The warrants are not exercisable until the shareholders of Aviation Group approve their issuance and until the earlier of January 1, 2001 or the sale of Aviation Group's operating subsidiaries, other than Global Leisure Travel, Inc. The warrants expire in February 2005. Aviation Group relied on the exemption from registration provided by Section 4(2) of the Securities Act. These executive officers of Aviation Group were sophisticated and possessed sufficient knowledge of Aviation Group.

     On February 23, 2000, Aviation Group's Board of Directors approved the grant to each of three directors of Aviation Group of warrants to purchase 50,000 shares, each exercisable at $1.50 per share. The warrants are not exercisable until the shareholders of Aviation Group approve their issuance and until the completion of the proposed arrangement with travelbyus.com ltd. The warrants expire in February 2005. Aviation Group relied on the exemption from registration provided by Section 4(2) of the Securities Act. These directors of Aviation Group were sophisticated and possessed sufficient knowledge of Aviation Group.

     In May 2000, Aviation Group issued warrants to purchase 225,000 shares of common stock to SW Pelham Fund, L.P. in connection with a $3,000,000 loan made by SW Pelham Fund to Aviation Group. The warrants have an exercise price of $2.125 and expire on May 8, 2005. The warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Aviation Group believed that SW Pelham Fund was a sophisticated and knowledgeable investor.

     In May 2000, in connection with the acquisition of Global Leisure Travel, Inc. and related financing, Aviation Group issued Series B warrants to purchase 3,500,000 shares of its common stock at an exercise price of $3.00 per share, to existing warrantholders of Global Leisure in exchange for their outstanding Global Leisure warrants. The Series B warrants expire at the earlier of March 31, 2005 or the second anniversary of the date the underlying shares of common stock are registered for resale under the Securities Act. The Series B warrants are not exercisable until their issuance is approved by Aviation Group's shareholders. The transaction in which these securities were issued was a heavily negotiated acquisition with Global Leisure and its owners represented by legal counsel. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Aviation Group believed that the recipients of these securities were sophisticated and knowledgeable in business matters in general and had sufficient access to information about Aviation Group.

     In March 2000, in connection with the acquisition of Global Leisure and related financing, Aviation Group sold Series C Warrants that were attached to Series B Preferred Stock. Aviation Group issued Series C Warrants to purchase an aggregate of 1,236,750 shares of common stock, exercisable at $3.00 per share, expiring on the earlier of March 31, 2005 or the second anniversary of the date the shares of common stock issuable on the exercise of the warrants are registered for resale under the Securities Act of 1933, as amended. The Series C Warrants are not exercisable until approved by Aviation Group's shareholders. Aviation Group relied on the exemption provided by Regulation D in selling the Series B Preferred Stock and Series C Warrants.

     In May 2000, in connection with the acquisition of Global Leisure and related financing, Aviation Group issued Series A Warrants to purchase 750,000 shares of Aviation Group common stock at an exercise price of $5.00 per share to former warrantholders of Global Leisure in exchange for the cancellation of outstanding warrants they held in Global Leisure. The Series A Warrants expire at the earlier of March 31, 2005 or the second anniversary of the date the underlying shares of common stock are registered for resale under the Securities Act. The Series A Warrants are not exercisable until approved by Aviation Group shareholders. This transaction was a part of a negotiated acquisition with sophisticated and knowledgeable investors. Aviation Group relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     In August 1999, Aviation Group issued warrants to purchase 2,500 shares to a director in connection with his appointment to the Board of Directors. These warrants are exercisable at $1.6875 per share and expire in August 2004. These warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Aviation Group believed that the new director was sophisticated and knowledgeable in business matters in general and had sufficient knowledge of Aviation Group due to his position as a director.

     Between September 1999 and February 2000, two executive officers of Aviation Group loaned a total of $305,000 to Aviation Group. As part of the consideration for making the loans, Aviation Group issued to the executive officers warrants to purchase a total of 101,666 shares of common stock at an exercise price of $1.00 per share. The warrants expire at various times between September 2004 and February 2005. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Aviation Group considered the executive officers to be sophisticated and knowledgeable investors.

     On August 17, 1999, Aviation Group issued warrants to purchase 6,000 shares of common stock to a then existing director in consideration for the cancellation of other warrants previously issued to the director. The warrants are exercisable at $3.00 per share and expire in August 2001. These warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Aviation Group considered the director to be a sophisticated and knowledgeable investor.

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     A key element of Aviation Group's strategy historically involved growth through acquisitions of other companies, assets or product or service lines that would complement or expand Aviation Group's existing aviation service operations. Since 1996, Aviation Group has purchased five separate entities. Management believed that acquisitions would enable it to leverage its fixed costs of operations and further expand the products and services that it could offer to its customers. Aviation Group intended to use its common stock as the major source of its capital to execute its acquisition strategy.

     While management was successful in identifying candidates that met its acquisition criteria, the trading price of Aviation Group's shares and the level of trading volume experienced in the public marketplace created a significantly negative environment for acquiring aviation businesses for Aviation Group using its stock as consideration. Management endeavored since 1998 to remedy this condition, while continuing to incur high corporate overhead costs necessary to properly operate and maintain its aviation service enterprises.

     During the fiscal 2000 year, management concluded that (a) Aviation Group's stock traded below the potential value of its existing underlying companies, (b) acquisitions of new companies at these lower share price levels would dilute existing shareholders, and (c) continuation of its historical corporate overhead strategy without growth from acquisitions would erode shareholder value. Accordingly, in August 1999, the board of directors approved a management plan to engage investment advisors and pursue the additional strategy of selling all or part of Aviation Group's businesses, or merging with another company with greater growth and shareholder appreciation potential.

     During the quarter ended December 31, 1999, Aviation Group sold its Tri-Star Airline Services ground handling subsidiary operations. On February 8, 2000, Aviation Group sold its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties, and together generated a net gain on sale to Aviation Group of $600,000. In February 2000 Aviation Group entered into letters of intent and publicly announced a proposed three-way business combination with Global Leisure Travel, Inc. and travelbyus.com ltd. Global Leisure is a travel business specializing in the sale of Hawaiian and other Pacific-region vacation tour and other travel products to consumers. travelbyus.com is an Internet-based travel company. This business combination and its related costs have been funded by financing provided to Aviation Group by travelbyus.com along with private investment capital raised by Doerge Capital Management, Aviation Group's financial advisor for this transaction. Additionally, Aviation Group engaged the investment firm of CIBC World Markets Corp. to review the transaction and express an opinion regarding the fairness of the terms to Aviation Group shareholders.

     The combination with travelbyus.com, when approved, will allow management to immediately begin to reduce overlapping corporate overhead, complete the integration of its Global Leisure travel operations into and with travelbyus.com, and pursue the sale of its remaining aviation service and manufacturing businesses. While negotiations regarding the sale of these businesses is underway with certain third parties, no agreements have been reached. Proceeds from the sale of these entities will be used first to fund repayment of Global Leisure acquisition financing, with the remainder if any invested in Aviation Group's travel operations.

Results of Operations

     The following discussions and tables set forth a summary of changes in the major operating categories; aircraft painting, aviation parts manufacturing and service, and travel. These historical results are not necessarily indicative of results to be expected for any future period.

                                                  Year Ended June 30,
                                                        (000's)
                                                        -------
        Total Aviation Group                      2000          1999
        --------------------                      ----          ----
        Revenues                                 $13,381      $ 15,097
        Cost of revenue                           (8,805)     (10,129)
        Operating and other expenses              (6,459)      (3,686)
                                                  -------      -------
        Recurring division income (loss)          (1,883)        1,282
                                                  -------      -------

                                                  (2,380)      (1,796)
        Corporate overhead                        (1,991)        (674)
        Depreciation and amortization               (795)        (509)
        Loss from discontinued operations            600             -
        Gain (loss) on sale of subsidiaries          (23)           52
        Other income                                (656)        (461)
        Interest expense                         $(7,128      $(2,106)
        Pre-tax loss                             ========     ========


     Paint Division

     Revenues are generated primarily from stripping and painting and other aircraft coating services to major passenger and freight airlines and corporate aircraft and aviation related companies. For the last two years, the Paint Division has operated out of three separate locations in Louisiana, Oregon, and Mississippi. During fiscal 2000, Aviation Group completed construction and executed a hangar-facility operating lease on a new Boeing-747 sized hangar at its Louisiana headquarters. This new location commenced operations in July 2000, and its addition to Aviation Group's capacity should allow the Paint Division to consolidate much of its operations in Louisiana, thus reducing costs and improving future operating margins.

     Aviation Group's paint operations and related revenue and income can vary significantly from quarter to quarter based upon seasonality and scheduling factors of its major customers. During fiscal 2000, Aviation Group experienced reductions in revenues relating to the completion of its multi-year painting contract with United Airlines. This reduction, along with the retention of multiple paint facility locations pending the completion of its Boeing-747 sized paint facility in Louisiana, contributed to the operating loss for the fiscal 2000 year.

     Costs of revenues consist largely of direct and indirect labor, direct material and supplies, insurance and other indirect costs applicable to the completion of each contract or order. Operating expenses consist of all general and administrative and operating costs not included in costs of sales, including but not limited to facilities rent, indirect labor and other overhaul costs.

                                                     Year Ended June 30,
                                                           ( 000's)
                                                           --------
        Aircraft Paint Division                       2000           1999
        -----------------------                       ----           ----
        Revenues                                   $ 8,670        $11,162
        Cost of revenue                            (6,794)        (8,066)
        Operating and other expenses               (2,114)        (2,211)
                                                   -------        -------
        Recurring division income (loss)           $ (238)        $   885
                                                   =======        =======

     Aviation Parts Manufacturing & Service Division

     Aviation Group's Aviation Parts Manufacturing & Service Division consists of two operating entities, Aero Design, Inc. and General Electrodynamics Corporation. Aero Design manufactures and sells aviation batteries, primarily in the replacement aftermarket. Aero Design is positioning for significant growth, and during the fiscal 2000 year, it applied for and won approval from the FAA for numerous additional manufacturing licenses relating to its line of commercial and general aviation replacement batteries. These licenses will allow Aero Design to focus its activities in future operating periods on growth in sales and operating profits. General Electrodynamics manufactures, sells, and services aviation scales to airlines and aviation maintenance customers worldwide. It also manufactures under bid-to-produce contracts various electronic aviation equipment for original equipment manufacturers. This business segment is expected to increase in activity and focus during the fiscal 2001 year.

                                              Year Ended June 30,
        Aviation Parts Manufacturing &              (000's)
                                                    -------
        Service Division                        2000          1999
        ----------------                        ----          ----
        Revenues                             $ 3,894       $ 3,935
        Cost of revenue                      (2,011)       (2,204)
        Operating and other expenses         (1,523)       (1,334)
                                             -------       -------
        Recurring division income (loss)     $   360       $   397
                                             =======       =======

     Leisure Travel Division

     In conjunction with Aviation Group's letter of intent agreement to merge with travelbyus.com, on March 17, 2000, Aviation Group executed agreements to purchase Global Leisure. On May 10, 2000, Aviation Group completed its acquisition of Global Leisure, and Global Leisure is now a wholly-owned subsidiary of Aviation Group. Global Leisure provides travel related services primarily through retail travel agencies, and is a seller of bulk travel services, maintaining several wholesale and discount contracts with leading providers of travel in the industry. Global Leisure has contracts with several major airlines, hotel operators and touring companies, including United Airlines, Continental Airlines, Delta Airlines, Hawaiian Airlines, Alaskan Airlines, Outrigger Hotels Hawaii, and Hotel Corporation of the Pacific d/b/a Aston Hotels & Resorts. These contracts allow Global Leisure to purchase airline tickets, hotel reservations and travel packages at wholesale prices.

     Global Leisure travel products are resold to the public through retail travel agents and other sellers. Several tradenames under which Global Leisure operates are "Sunmakers", "Kailani Hawaii Tours", and "Hawaii Leisure". Global Leisure has contracts with travel agencies and suppliers of travel in Washington, Hawaii, Nevada and California. These agencies have designated Global Leisure as a preferred supplier for all destinations and products that Global Leisure offers in exchange for certain sales-based commissions.

     Since its acquisition, Aviation Group has worked closely with travelbyus.com to fully integrate Global Leisure's products and operations into those of travelbyus.com. Aviation Group has executed a management agreement with travelbyus.com providing for the integration of Global Leisure's business into and with travelbyus.com. Cost reductions have been implemented by shutting down Global Leisure's Seattle, Washington offices, and combining its operations with those of travelbyus.com in Reno, Nevada. Global Leisure's travel products are being combined and cross-sold with travelbyus.com travel products, thus increasing potential for future revenue growth. When fully integrated into travelbyus.com's Internet distribution system, operating margins of Global Leisure should improve in the coming fiscal year. Management believes that this integration is vital to the success of its leisure travel operations, and if successful, can allow Global Leisure to grow and achieve profitability for Aviation Group and travelbyus.com.

     For financial reporting purposes, Aviation Group has treated the Global Leisure acquisition as if it occurred on March 31, 2000 and has included the balance sheet of Global Leisure in Aviation Group's unaudited financial statements as of March 31, 2000.

                                                  Year Ended June 30,
                                                        (000's)
                                                        -------
        Leisure Travel Division                     2000          1999
        -----------------------                     ----          ----
        Gross bookings                          $  8,408          $  -
        Cost of tickets                          (7,591)             -
                                                 -------
        Reportable revenues                          817             -
        Operating and other expenses             (2,822)             -
                                                 -------
        Recurring division income (loss)        $(2,005)             -
                                                 =======


     Aviation Group - Corporate Overhead

     Operating expenses consist of all general and administrative and operating costs to provide management to Aviation Group's divisions, to support expected growth, and to seek acquisition or merger/sale targets, not directly attributable to the divisions' operations. These charges include legal, accounting, travel and other related overhead. During the fiscal years ended June, 2000 and 1999, Aviation Group incurred $436,000 and $262,000 in non-amortizable acquisition related costs and direct costs associated with Aviation Group's status as a public company. A key benefit of its intended merger with travelbyus.com is the reduction in corporate expenses, which management believes it generates upon its complete integration into the travelbyus.com business. These costs include legal, accounting, public-company costs, and other overhead items that significantly overlap with existing travelbyus.com operations.

                                                Year Ended June 30,
                                                      (000's)
                                                      -------
        Corporate Overhead                        2000          1999
        ------------------                        ----          ----
        Operating and other expenses          $(1,944)      $(1,534)
        Acquisition activity costs               (436)         (262)
                                               -------       -------
        Total corporate expenses              $(2,380)      $(1,796)
                                              ========      ========

Seasonality and Variability of Results

     Aviation Group's Global Leisure travel operations experience seasonal variability in revenues, primarily relating to the heavy summer and year-end leisure travel seasons. Management believes, however, that the integration of Global Leisure into travelbyus.com's other travel and technology companies will allow it to increase revenues above historical levels in future periods, and that when combined with other travelbyus.com travel products, can generate higher gross margins as well. Aviation Group's aircraft painting operations can experience significant seasonality and quarter-to-quarter variability in its stripping and painting operations. Scheduling of Aviation Group's paint customer fleet deliveries can significantly affect quarter-to-quarter results as well. During fiscal 2000, Aviation Group experienced reductions in revenues relating to the completion of its multi-year painting contract with United Airlines. This reduction, along with the retention of multiple paint facility locations pending the completion of its Boeing-747 sized paint facility in Louisiana contributed to the operating loss for the fiscal 2000 year. Significant changes in such scheduled operations or failure to attract additional aircraft painting contracts could have a material adverse effect on Aviation Group operations. Management, therefore, is required to plan cash flow accordingly.

Year 2000 Compliance Issues

     Aviation Group's systems experienced no significant Year 2000 shutdowns, issues or costs. Aviation Group considers its present systems to be Year 2000 compliant and operational. Aviation Group continues to monitor its hardware and software systems for potential Year 2000 operating risks and costs, however, and will continue such oversight for the remainder of the calendar 2000 year.

Fiscal Year Ended June 30, 2000 Compared to the Fiscal Year Ended June 30, 1999

     Aviation Group's net revenue decreased by $1,716,000, or 11%, for the fiscal year ended June 30, 2000 compared to the fiscal year ended June 30, 1999. The decrease was primarily due to reductions in paint revenues of $2,492,000, offset by Global Leisure travel revenues of $817,000. Costs of revenue for the fiscal 2000 year decreased by $1,324,000 to $8,805,000 compared to 1999. Costs of revenue as a percentage of revenue decreased by 1.3%, from 67.1% in 1999, to 65.8% in 2000. Marginal cost of revenues were higher in aircraft paint, but offset by Global Leisure margins during the period ended June 30, 2000.

     Operating costs and overhead associated with Global Leisure travel operations accounted for the increase in fiscal 2000 to $6,459,000 from $3,686,000 in fiscal 1999. Aviation Group's interest expense was $656,000 for the year ended June 30, 2000 versus $461,000 for the year ended June 30, 1999, and included non-cash interest expense of $303,000 associated with common stock warrants issued to lenders relating to Aviation Group's short term note and $4.50 convertible note financings.

     Depreciation and amortization expense rose significantly during the year ended June 30, 2000 to $1,991,000 from $674,000 for the year ended June 30, 1999. This increase relates to goodwill amortization associated with Aviation Group's acquisition of Global Leisure and, while non-cash in nature, will have a significant negative effect on reported net income figures in future periods, totaling approximately $50,000,000 over the next ten years.

     During the year ended June 30, 2000, Aviation Group recognized an operating loss from discontinued businesses of $795,000, versus a loss from these divisions of $509,000 for the year ended June 30, 1999. This increase was associated with Aviation Group's lower operating levels of its fixed base operations in anticipation of its eventual sale. Aviation Group sold its ground handling operations and certain fixed base departments during the year ended June 30, 2000, and recognized a net gain on sale of $600,000.

     Certain stock options and warrants were repriced in fiscal 2000. These options and warrants will be accounted for as variable instruments beginning July 1, 2000, which will entail recording expense for any increase in Aviation Group's stock price over the exercise prices of the options and warrants. This could have a material effect on Aviation Group's future results of operations.

Financial Condition and Liquidity

     Aviation Group has incurred significant losses, due principally to corporate overhead associated with Aviation Group's acquisition strategy. Management continues its efforts to reduce overhead costs. Reductions in non-essential division operating expenses, along with elimination of marginal products and services that do not provide future growth or near-term profits have also been pursued.

     Since the acquisition of Global Leisure, Aviation Group has worked closely with travelbyus.com to fully integrate Global Leisure's products and operations into those of travelbyus.com. Aviation Group has executed a management agreement with travelbyus.com providing for the integration of Global Leisure's business into and with travelbyus.com, including the funding by travelbyus.com of operating shortfalls at Global Leisure pending the completion of Aviation Group's combination with travelbyus.com. Cost reductions have been implemented by shutting down Global Leisure's Seattle, Washington offices and combining its operations with those of travelbyus.com in Reno, Nevada. Global Leisure's travel products are being combined and cross-sold with travelbyus.com travel products, thus increasing potential for future revenue growth. When fully integrated into travelbyus.com's Internet distribution system, operating margins of Global Leisure should improve in the coming fiscal year. Management believes that this integration and the related arrangement with travelbyus.com is vital to the long term success of Aviation Group.

     During the nine months ended June 30, 2000, Aviation Group sold its Tri-Star Airline Services ground handling and its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties, and together generated a gain on sale to Aviation Group of $600,000. In connection with Aviation Group's acquisition of Global Leisure, through March 31, 2000, Aviation Group raised a total of $20.4 million in capital. These funds were used primarily to finance Global Leisure, with Aviation Group retaining approximately $500,000 in funds for operating and transaction cost funding purposes. These funds have supplemented Aviation Group's existing revolving credit facilities to fund its business. For the year ended June 30, 2000, Aviation Group had a working capital deficit of $9,611,000. Aviation Group has negotiated with certain of its aviation service vendors and lenders exchange agreements wherein these parties may receive Aviation Group common stock in exchange for cancellation of certain current payables and debt. In addition, $3,000,000 in debt is supported by a travelbyus.com guarantee. While these funds combined with current operating levels and travelbyus.com funding support agreements should allow Aviation Group to meet its working capital requirements during fiscal 2001, significant interruptions in currently scheduled Aviation Group operations would adversely affect Aviation Group's financial condition and require additional capital from asset sales, borrowings, or equity financings in order to allow Aviation Group to meet its obligations. No assurance can be made that such sales or financings will be available or available on terms deemed advantageous to Aviation Group if such events occur.

     The combination with travelbyus.com, when approved, will allow management to begin immediately to reduce overlapping corporate overhead, complete the integration of its Global Leisure travel operations into and with the travel operations of travelbyus.com, and pursue the sale of its remaining aviation service and manufacturing businesses. While negotiations regarding the sale of these businesses is underway with certain third parties, no agreements have been reached. Proceeds from the sale of these entities will be used first to redeem preferred stock, with the remainder, if any, invested in Aviation Group's travel operations. If the business combination of Aviation Group with travelbyus.com is not approved by shareholders, the board of directors intends to negotiate and enact an arrangement with travelbyus.com that allows both companies to continue their relationship and joint business activities, and thereby promote the long-term viability of Aviation Group's operations. The terms and conditions of this alternative arrangement may have less potential for success that those unanimously recommended by the board of directors under the arrangement agreement.

                        Item 7.  Financial Statements.

Consolidated Financial Statements of Aviation Group, Inc. and Subsidiaries
Report of Independent Accountants dated September 11, 2000 by Hein + Associates, LLP    F-1
Consolidated balance sheets as of June 30, 2000                                         F-2
Consolidated statements of operations for the years ended June 30, 2000 and 1999        F-3
Consolidated statements of changes in shareholders' equity for the period from
     June 30, 1998 through June 30, 2000                                                F-4
Consolidated statements of cash flows for the years ended June 30, 2000 and 1999        F-5
Notes to consolidated financial statements                                              F-7

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors
Aviation Group, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Aviation Group, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviation Group, Inc. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.



/s/ Hein + Associates LLP

Hein + Associates LLP


Dallas, Texas
September 11, 2000

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     ASSETS
                                                     ------

                                                                                        June 30, 2000          June 30, 1999
CURRENT ASSETS:                                                                        ---------------        ---------------
  Cash and cash equivalents                                                             $    432,000            $    84,000
  Restricted cash and time deposit                                                         1,957,000                538,000
  Accounts receivable, net of allowance of $35,000 and $138,000, respectively              2,018,000              2,200,000
  Note receivable - affiliate                                                              1,930,000                   -
  Inventory, net of reserve for obsolescence of $176,000 and $242,000, respectively        1,049,000              1,547,000
  Prepaid expenses and other                                                                 685,000                170,000
  Prepaid tour costs                                                                       1,643,000                   -
                                                                                         ------------            ----------
     Total current assets                                                                  9,714,000              4,539,000

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation                           2,653,000              4,050,000

OTHER ASSETS:
  Goodwill, net                                                                           50,657,000              4,144,000
  Other                                                                                      720,000                319,000
                                                                                        ------------            -----------
     Total other assets                                                                   51,377,000              4,463,000
                                                                                        ------------            -----------
              Total assets                                                              $ 63,744,000            $13,052,000
                                                                                        ============            ===========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                         ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                  $  3,976,000            $   463,000
  Current portion of capital lease obligations                                               150,000                164,000
  Short-term borrowings, net of discount of $206,000 and $140,000 at June 30, 2000
    and 1999                                                                               4,162,000              2,316,000
  Accounts payable                                                                         4,216,000              2,334,000
  Customer deposits                                                                        3,718,000                   -
  Accrued and other liabilities                                                            3,103,000              1,335,000
                                                                                        ------------            -----------
     Total current liabilities                                                            19,325,000              6,612,000

LONG-TERM LIABILITIES:
  Long-term debt, net of current maturities                                                  431,000                880,000
  Capital lease obligations, net of current maturities                                       264,000                439,000
 Other                                                                                        33,000                   -
                                                                                        ------------            -----------
     Total long-term liabilities                                                             728,000              1,319,000
                                                                                        ------------            -----------
              Total liabilities                                                           20,053,000              7,931,000
                                                                                        ------------            -----------

COMMITMENTS AND CONTINGENCIES (Notes G, H and K)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized:
      Series A 9% convertible, 1,650 shares outstanding
        (liquidation preference of $16,500,000)                                                2,000                   -
      Series B 12% cumulative, 2,100 shares outstanding
        (liquidation preference of $21,000,000)                                                2,000                   -
  Common stock, $.01 par value, 10,000,000 shares authorized, 4,790,801 shares at June 30, 2000 and 3,573,929 shares at June 30, 1999 issued
     and outstanding                                                                          48,000                 36,000
  Additional paid-in capital                                                              55,448,000              9,766,000
  Accumulated deficit                                                                    (11,809,000)            (4,681,000)
                                                                                        ------------            -----------
     Total shareholders' equity                                                           43,691,000              5,121,000
                                                                                        ------------            -----------
              Total liabilities and shareholders' equity                                $ 63,744,000            $13,052,000
                                                                                        ============            ===========

      See accompanying notes to these consolidated financial statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended June 30,
                                                                 --------------------------
                                                                     2000           1999
                                                                 -----------    -----------
REVENUE                                                          $13,381,000    $15,097,000

COST OF REVENUE                                                    8,805,000     10,129,000
                                                                 -----------    -----------

      Gross profit                                                 4,576,000      4,968,000
                                                                 -----------    -----------

OPERATING EXPENSES:
  General and administrative expenses                              8,839,000      5,482,000
  Depreciation and amortization                                    1,991,000        674,000
                                                                 -----------    -----------
    Total operating expenses                                      10,830,000      6,156,000
                                                                 -----------    -----------

    Loss from operations                                          (6,254,000)    (1,188,000)
                                                                 -----------    -----------

OTHER INCOME (EXPENSE):
  Other income (loss)                                                (23,000)        52,000
  Interest expense, net                                             (656,000)      (461,000)
                                                                 -----------    -----------
    Total other income (expense)                                    (679,000)      (409,000)
                                                                 -----------    -----------

  Loss from continuing operations before provision for
   income taxes                                                   (6,933,000)    (1,597,000)

(PROVISION) BENEFIT FOR INCOME TAXES                                    -          (199,000)
                                                                 -----------    -----------

LOSS FROM CONTINUING OPERATIONS                                   (6,933,000)    (1,796,000)

DISCONTINUED OPERATIONS:
  Loss from operations                                              (795,000)      (509,000)
  Gain on sale of subsidiaries                                       600,000           -
                                                                 -----------    -----------
                                                                    (195,000)      (509,000)
                                                                 -----------    -----------

NET LOSS                                                         $(7,128,000)   $(2,305,000)
                                                                 ===========    ===========

LOSS PER SHARE, basic and diluted:
  Continuing operations                                          $     (1.75)   $     (0.53)
                                                                 ===========    ===========
  Net loss                                                       $     (1.79)   $     (0.67)
                                                                 ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                3,972,094      3,419,161
                                                                 ===========    ===========

      See accompanying notes to these consolidated financial statements.

                    AVIATION GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE PERIOD FROM JUNE 30, 1998 THROUGH JUNE 30, 2000

                                                                                                   Additional
                                                           Common Stock            Preferred         Paid-In          Accumulated
                                                   --------------------------
                                                      Shares         Amount          Stock           Capital            Deficit
                                                   ------------    ----------    -------------    --------------    ---------------
BALANCES, June 30, 1998                              3,296,601        33,000             -            8,957,000          (2,376,000)

Issuance of shares in connection with
  acquisition of General  Electrodynamics
  Corporation                                          112,029         1,000             -              293,000                -



Issuance of shares for principal
  and interest payments on notes                       126,428         2,000             -              237,000                -

Value of warrants issued and
  shares granted with notes                               -             -                -              156,000                -

Value of warrants issued for services                     -             -                -              123,000                -

Exercise of warrants                                    38,871          -                -                 -                   -

Net loss                                                  -             -                -                 -             (2,305,000)
                                                   ------------    ----------    -------------    --------------    ---------------

BALANCES, June 30, 1999                              3,573,929        36,000             -            9,766,000          (4,681,000)

Issuance of common stock for  cash                     790,000         8,000             -            2,032,000                -
Issuance of common stock for  conversion
  of debt                                              215,122         2,000                            438,000
Additional shares issued for acquisition of
  Aero Design, Inc. and Battery Shop, LLC              153,250         1,000             -               (1,000)               -

Issuance of shares upon cashless conversion
  of warrants                                           58,500         1,000             -                 -                   -

Series A preferred stock                                  -             -               2,000        10,498,000                -
Series B preferred stock                                  -             -               2,000        20,998,000                -
Issuance of warrants                                      -             -                -           11,717,000
Net loss                                                  -             -                -                 -             (7,128,000)
                                                   ------------    ----------    -------------    --------------    ---------------
BALANCES, June 30, 2000                              4,790,801     $  48,000     $      4,000     $  55,448,000     $   (11,809,000)
                                                   ============    ==========    =============    ==============    ===============

      See accompanying notes to these consolidated financial statements.

                    AVIATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             ----------------------------
                                                                                 Years Ended June 30,
                                                                             ----------------------------
                                                                                  2000           1999
                                                                             -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(7,128,000)   $(2,305,000)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:
   Depreciation and amortization                                                  2,224,000        978,000
   Accreted interest                                                                303,000         16,000
   Deferred income taxes                                                               -           191,000
   (Gain) loss on disposal of assets                                               (600,000)        36,000
   Interest paid with common stock                                                     -            34,000
   Warrants issued for services                                                        -           123,000
   Decrease in accounts receivable                                                1,059,000         64,000
   Decrease in inventories                                                          498,000        676,000
   Decrease in prepaids and other assets                                            148,000        107,000
   Increase (decrease)in accounts payable                                          (116,000)       519,000
   Decrease in customer deposits                                                 (2,471,000)          -
   Increase (decrease) in accrued and other liabilities                             918,000       (261,000)
   Other                                                                           (138,000)       (75,000)
                                                                                -----------    -----------
          Net cash provided (used) by operating activities                       (5,303,000)       103,000
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash included with  acquisitions, net of amounts paid                             811,000         41,000
  Proceeds from sale of business segments                                         1,700,000           -
  Advances from related parties                                                        -              -
  Decrease (increase) in restricted cash                                          1,640,000       (338,000)
  Proceeds from redemption of certificate of deposit                                200,000           -
  Increase in note receivable                                                    (1,930,000)          -
  Proceeds from sale of marketable securities                                          -              -
  Proceeds from sale of property and equipment                                         -            17,000
  Payments for long-lived asset additions                                          (418,000)      (344,000)
                                                                                -----------    -----------
          Net cash provided (used) by investing activities                        2,003,000       (624,000)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                                             3,000,000      1,859,000
  Repayments of short-term borrowings                                            (1,189,000)      (855,000)
  Repayment of notes payable                                                           -          (425,000)
  Proceeds from issuance of long-term debt                                        3,980,000           -
  Payments on long-term debt and capital leases                                  (4,183,000)      (483,000)
  Proceeds from issuance of common stock                                          2,040,000           -
                                                                                -----------    -----------
          Net cash provided by financing activities                               3,648,000         96,000
                                                                                -----------    -----------

                                 - Continued -

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                                                                                  Years Ended June 30,
                                                                           --------------------------------
                                                                                2000               1999
                                                                           -------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                     348,000           (425,000)

CASH AND CASH EQUIVALENTS, beginning of period                                    84,000            509,000
                                                                           -------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                   $     432,000       $     84,000
                                                                           =============       ============

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR
 INTEREST AND INCOME TAXES:
 Cash paid for interest                                                    $     533,000       $    424,000
 Cash paid for income taxes                                                         -                  -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
 Issuance of common stock and warrants in connection with
   acquisitions                                                            $  11,348,000       $    294,000

 Machinery and equipment acquired under capital leases                              -               484,000
 Conversion of liabilities to common stock                                       438,000            239,000
 Issuance of preferred stock in connection with acquisition                   31,500,000               -

      See accompanying notes to these consolidated financial statements.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Aviation Group, Inc. ("the Company") (a Texas corporation) was formed on December 4, 1995 for the purposes of combining certain aircraft service operations formerly owned by The Sanders Companies, Inc. ("Sanders") and to acquire additional aircraft servicing related businesses. Sanders was 100% owned by Lee Sanders, Chairman and chief executive officer of the Company. On February 21, 1996, the Company acquired Pride Aviation, Inc. , which was subsequently renamed Aviation Exteriors Louisiana, Inc. ("AvEx") in a business combination accounted for as a purchase. AvEx operates a Federal Aviation Administration ("FAA") approved repair station and provides aircraft painting and maintenance services. In August 1997, the Company acquired Casper Air Service ("CAS"). CAS was a full service fixed base operation ("FBO") located at Natrona County International Airport in Casper, Wyoming and offered aircraft line services, repair and maintenance, parts distribution and aircraft sales. The operating assets of CAS were sold in February 2000. In March 1998, the Company acquired all of the outstanding common stock of Aero Design, Inc. and all of the outstanding ownership interests of Battery Shop, LLC (collectively, "Aero Design"), two sister companies involved in the manufacturing and overhaul of replacement batteries for the aviation industry. Aero Design is located outside Nashville, Tennessee. In August 1998, the Company acquired all the outstanding common stock of General Electrodynamics Corporation ("GEC"). GEC manufactures and sells aircraft and truck scales and other aviation components used by the aviation maintenance and transportation industries and is located in Arlington, Texas. In March 2000, the Company acquired control of Global Leisure Travel, Inc. ("Global"). Global provides wholesale and retail travel-related services. See Note C.

     If the proposed merger described in Note Q is approved by the companies' shareholders, management anticipates its non-travel related businesses will be sold.

     In August 1997, the Company completed an initial public offering ("IPO") of its common stock (See Note J).

     Until March 31, 2000, the Company was organized into three operating divisions: overhaul and service, ground handling and services, and fixed base operation ("FBO") and airport management. As described above, the Company acquired a travel business on March 31, 2000. The overhaul and service division includes two business segments for financial reporting purposes: painting and maintenance and manufacturing. The ground handling and services and the FBO and airport management divisions were each considered separate business segments for financial reporting purposes. These two business segments were discontinued in December 1999 and February 2000, respectively, as described in Note P. The painting and maintenance business segment provides painting and paint stripping services and certain maintenance for commercial and freight aircraft at the Company's FAA approved repair stations in New Iberia, Louisiana and Portland, Oregon. The manufacturing business segment manufactures and sells aircraft batteries, scales and other aviation components to customers throughout the United States and Europe. The ground handling and services division provided aircraft ground handling and light catering services to a variety of passenger and freight airlines at the Dallas/Fort Worth International Airport. Services at other airports were terminated in fiscal years 1998 and 1999. The FBO and airport management division provided fuel and light maintenance services to general aviation, corporate and light freight aircraft customers at an airport in Casper, Wyoming.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements present the consolidated results of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the accompanying financial statements include the carrying values and the estimated useful lives of intangible assets, goodwill and assets held for sale. Actual results could differ materially from those estimates. The most significant estimate is the approximately $49,000,000 of goodwill the Company has recorded in connection with its acquisition of Global on March 31, 2000 (Note C). Global has incurred significant losses and its future results may be dependent on the successful integration of its business with travelbyus.com (see Note Q). Therefore it is reasonably possible the expected useful life of 10 years for the goodwill could materially change in the near term.

     Revenue Recognition
     -------------------
     For operations other than travel services, revenues are recognized as services are performed or when products are shipped.

     The Company earns commissions from the sale of travel products including airline tickets, hotel accommodations, car rentals, and other land components. Net revenues consist primarily of markups on travel packages. The Company generally recognizes net revenue when earned on the date of travel net of estimated cancellations and returns.

     Customer deposits represent unearned revenues and are initially recorded as liabilities on the balance sheet when received. Customer deposits are subsequently recognized as revenue, generally in the month of travel.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Restricted Cash and Time Deposit
     --------------------------------
     Restricted cash at June 30, 2000 consists of customer travel deposits of $1,785,000 and collateral deposit account balances associated with a bank line of credit of $172,000. At June 30, 1999, restricted cash consisted of $338,000 of collateral deposit account balances and a $200,000 bank certificate of deposit which matured, after renewal, in October 1999. The certificate of deposit collateralized an open letter of credit and was restricted as to withdrawal until the associated letter of credit expired in October 1999.

     Inventories
     -----------
     Aircraft held for resale are valued at the lower of cost or market, with cost determined by the specific identification method. Parts and supplies inventories are stated at the lower of cost or market, with cost determined by the average costing method. Aircraft and truck scales and aviation components inventories are stated at the lower of cost or market, with cost determined by the first-in-first-out method. Provision is made for estimated excess and obsolete inventories.

     Inventories consisted of the following:

                                                      June 30,
                                              -----------------------
                                                 2000         1999
                                              ----------   ----------
        Aircraft held for sale                $     -      $  170,000
        Raw materials, parts and supplies      1,049,000    1,377,000
                                              ----------   ----------
                                              $1,049,000   $1,547,000
                                              ==========   ==========


     Goodwill
     --------
     Goodwill represents the cost in excess of fair value of the net assets (including tax attributes) acquired in acquisitions. Goodwill is being amortized on a straight-line basis over periods ranging from 10 to 25 years. Amortization expense for the years ended June 30, 2000 and 1999 was $1,387,000 and $217,000, respectively. Accumulated amortization totaled $1,771,000 and $384,000 at June 30, 2000 and 1999, respectively.

     Property and Equipment
     ----------------------
     Property and equipment are stated at cost, less accumulated depreciation. Depreciation has been provided using straight line and double declining balance methods over the estimated useful lives of the assets which range from 5 to 30 years.

     Long-Lived Assets
     -----------------
     The Company's policy is to periodically review the net realizable value of its long-lived assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts in excess of estimated undiscounted future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of long-lived assets exists at June 30, 2000 or June 30, 1999. However, if the merger discussed in Note Q is approved by the shareholders of both companies, it is anticipated most of the Company's non-travel related operations would be sold. It is uncertain that a sale of these assets would result in recovery of their carrying amounts.

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

     Earnings (Loss) Per Share
     -------------------------
     Basic earnings or loss per share ("EPS") is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Debt and equity instruments convertible into shares of common stock have been excluded from the computation of diluted EPS because their inclusion would have been antidilutive.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)
---------------------------
Comprehensive income or loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income or loss includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for each period presented.

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

Liquidity
---------
The Company has incurred significant losses from operations in fiscal years 2000 and 1999 and has a working capital deficit of $9,611,000 at June 30, 2000. Management has significantly reduced overhead costs after June 30, 2000. Reductions in non-essential division operating expenses, along with elimination of marginal products and services that do not provide future growth or near-term profits have also been pursued. In August 2000, the Company entered into exchange agreements with certain of its aviation service vendors wherein these parties will receive Company common stock of up to approximately $1,500,000 at $3.00 per share in exchange for retirement of certain current payables and debt. The Company agreed to register the shares prior to conversion by the creditors. If the liabilities had been converted at the Company's stock price on September 11, 2000, approximately $940,000 of liabilities would have been converted to common stock. On September 1, 2000, the Company entered into an agreement with travelbyus.com (TBU) (see Note Q) in which TBU agreed to manage and fund the operations of Global. TBU has also guaranteed $3,000,000 in Company debt relating to the transactions described in Note Q. Management believes the foregoing events combined with current operating levels should allow the Company to meet its working capital requirements during fiscal 2001, however, significant interruptions in currently scheduled Company operations would adversely affect the Company's financial condition and require additional capital from asset sales, borrowings, or equity financings in order to allow the Company to meet its obligations. The combination with TBU would allow management to immediately begin to reduce overlapping corporate overhead, complete the integration of its Global travel operations into and with TBU, and pursue the sale of its remaining aviation service and manufacturing businesses. Proceeds from the sale of these entities will be used first to fund repayment of Series B Preferred Stock (see Note J), with the remainder, if any, invested in the Company's travel operations. If the merger of the Company with TBU is not approved by the shareholders, the Board of Directors intends to negotiate and enact an arrangement with TBU that allows both companies to continue their relationship and joint business activities, and thereby promote the long-term viability of the Company's operations. However, if the Company continues to experience losses and is unable to complete the merger with TBU, the Company could have liquidity problems which could require it to dispose of assets or enter into potentially unfavorable financing arrangements.

Discontinued Operations
-----------------------
As described in Note P, in December 1999 and February 2000, the Company sold two business segments. The results of operations from these two segments have been netted and reclassified as loss from discontinued operations in the accompanying statements of operations.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

   Casper Air Service
   ------------------
   Concurrent with the IPO in August 1997, the Company acquired all of the outstanding common stock of CAS. The purchase price of $2,400,000 included $1,167,000 in cash, 153,565 shares of the Company's common stock valued at approximately $883,000 and transaction costs. The acquisition was accounted for using the purchase method and the purchase price was allocated to the net assets acquired based on their estimated fair values. The results of CAS are included in the accompanying financial statements beginning August 20, 1997. The excess of the purchase price over the fair value of the net assets acquired (including tax attributes) of $1,041,000 was recorded as goodwill and is being amortized using the straight-line method over 20 years. As described in Note P, CAS was sold in February 2000 and its results have been reclassified as discontinued for all periods presented.

   Aero Design, Inc. and Battery Shop, LLC
   ---------------------------------------
   In March 1998, the Company acquired all of the outstanding common stock and ownership interests of Aero Design. The purchase price of $1,550,000 included $753,000 in cash and 134,068 shares of the Company's common stock valued at approximately $547,000 and transaction costs. The terms of the acquisition agreement provide for additional consideration to be paid if Aero Design's results of operations exceed certain targeted levels. The Company also agreed to protect the sellers from losses (up to $450,000) realized upon the resale of the Company's stock for a period of 540 days from closing of the acquisition. The Company issued the sellers 153,250 shares of common stock in fiscal year 2000 to satisfy this guarantee. The acquisition was accounted for using the purchase method and the purchase price was allocated to the net assets acquired based on their estimated fair values. The results of Aero Design are included in the accompanying financial statements beginning March 24, 1998. The excess of the purchase price over the fair value of the net assets acquired (including tax attributes) of $1,442,000 was recorded as goodwill and is being amortized using the straight-line method over 25 years.

   Global Leisure Travel, Inc.
   ---------------------------
   In March 2000, the Company entered into an agreement to acquire Global Leisure Travel, Inc. ("Global"). The acquisition of Global involved (1) the issuance by the Company of approximately $16,500,000 of liquidation value Series A preferred stock and warrants to purchase 4,250,000 shares of the Company's

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   common stock to certain debt holders and the common stockholders and warrant holders of Global in exchange for retirement of the debt and cancellation of the outstanding common stock of Global; and (2) the sale of approximately $21,000,000 liquidation value Series B preferred stock and warrants by the Company in March 2000 and the purchase of Series B voting preferred stock of Global and the retirement of certain of Global's debt and payables with the proceeds. The sale of Series B preferred stock was to travelbyus.com (see Note Q) and other investors and included warrants to purchase 1,239,750 shares of common stock. The preferred stock was recorded at estimated fair value of $10,500,000 for the Series A and $21,000,000 for the Series B.

   Supplemental Pro Forma Results of Operations (Unaudited)
   --------------------------------------------------------
   The following unaudited pro forma summary presents the consolidated results of operations for the years ended June 30, 2000 and 1999 as if the GEC and Global acquisitions had occurred as of the beginning of the Company's 1999 fiscal year. The summarized information does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such dates or of results which may occur in the future.

                                                    2000            1999
                                                ------------    ------------

     Revenues                                   $ 18,959,000    $ 27,813,000
     Net loss                                   $(17,568,000)   $(11,059,000)
     Net loss per share (basic and diluted)     $      (4.42)    $     (2.65)

   Adjustments made in arriving at pro forma unaudited results of operations included adjustment related to additional depreciation expense, amortization of goodwill and related tax adjustments.

D. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following:

                                                 June 30, 2000   June 30, 1999
                                                 -------------   -------------

     Machinery and equipment                       $ 2,013,000     $ 3,624,000
     Buildings and leasehold improvements              832,000         993,000
     Furniture, fixtures and office equipment        1,302,000         491,000
     Aircraft and vehicles                             162,000         714,000
                                                   -----------     -----------
                                                     4,309,000       5,822,000
     Less accumulated depreciation                  (1,656,000)     (1,772,000)
                                                   -----------     -----------
                                                   $ 2,653,000     $ 4,050,000
                                                   ===========     ===========

   Depreciation expense charged to operations for the years ended June 30, 2000 and 1999 was $587,000 and $761,000, respectively.

E. SHORT-TERM BORROWINGS

   Line of Credit Facilities
   -------------------------
   In August 1998, the Company's operating subsidiaries (other than GEC) obtained a $3,000,000 line of credit facility with the CIT Group/Credit Finance, Inc. for working capital management purposes. The line of credit bears interest at prime plus 1.5% (total of 7.75% at June 30, 2000) and extends through August 2001.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Amounts available for borrowings are based on the level and composition of the Company's accounts receivable and inventory. Amounts borrowed are repayable from lock box collections of the Company's accounts receivable. Outstanding borrowings under this line of credit at June 30, 2000 were $1,008,000. No additional borrowings were available under the terms of the line of credit at June 30, 2000. The line of credit is collateralized by substantially all of the assets of the Company's operating subsidiaries (other than GEC and Global) and guaranteed by the Company.

   In addition, GEC has a note payable to a bank under a revolving credit agreement with a balance of $360,000 at June 30, 2000. Interest is at the bank's index rate plus 0.25% (total of 10.5% at June 30, 2000). The note is collateralized by equipment, inventory and accounts receivable of GEC and is due in February 2001.

   Other Short-Term Borrowings
   ---------------------------
   The Company borrowed $3,000,000 from an investment fund on May 9, 2000. The promissory note requires quarterly interest payments at an annual rate of 12%, and is due February 28, 2001. In connection with the promissory note, the Company issued Series D warrants to purchase 225,000 shares of its common stock at an exercise price of $2.125 per share. The value of the warrants of $257,000 has been recorded as a discount, which is being amortized to interest expense over the term of the note. The balance of the note at June 30, 2000 is $2,794,000. The note is guaranteed by TBU (see Note Q).

   In June 1999, the Company borrowed $600,000 and executed notes payable to two individuals. The principal and interest at 9% were repaid at maturity of December 31, 1999. The notes were collateralized by stock of the Company's subsidiaries (except GEC). In connection with the notes, the Company issued the note holders warrants to purchase a total of 200,000 shares of the Company's common stock at $1.00 per share through June 2002. The warrants include a cashless exercise feature and the exercise price may be adjusted in certain circumstances, as specified in the agreement. The Company also granted 40,000 shares of common stock to a director as a finder's fee in connection with the notes. The shares were issued in July 1999. The estimated value of the warrants at the date of issuance of $106,000 and the quoted value of the shares at the grant date of $50,000 have been accounted for as a discount to the notes which has been amortized to expense over the seven-month life of the notes.

   At June 30, 1999, the Company owed $200,000 without interest to a previous owner of GEC in connection with a non-compete agreement. The entire balance was satisfied as a conversion to stock through the issuance of 112,000 shares of common stock on May 26, 2000.

F. LONG-TERM DEBT

   Long-term debt consisted of the following:

                                                                    June 30, 2000   June 30, 1999
                                                                    --------------  --------------
Convertible notes payable, payable in quarterly installments totaling $72,000 beginning April 1, 1998, bearing interest at
 10%, maturing March 1, 2001 and collateralized by the
 Company's shares of common stock of Pride Exterior, Inc.  In
 March 2000, $352,000 of the notes and accrued interest was
 converted into 78,864 shares of common stock at a conversion
 price of $4.50 per share.  See Note H.                               $    25,000      $  377,000

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    June 30, 2000   June 30, 1999
                                                                    --------------  -------------
Note payable to a bank, interest at bank base rate (11.00% at
 June 30, 2000); collateralized by equipment, inventories,
 accounts receivable and intangibles of GEC.  Due in monthly
 payments of $17,000 plus interest through April 2003.                    620,000         792,000

Various notes payable to an aircraft finance company, payable in varying monthly installments, including interest at prime plus 2.0% (9.75% at June 30, 1999, maturing December 1998
 to June 2000, collateralized by certain aircraft and equipment.                -          53,000

Various notes payable to a bank, payable in varying installments, including interest at rates ranging from 9.25% to 9.5%, maturing
 through December 2002 and collateralized by certain aircraft                   -          53,000

Note payable to two companies in connection with the acquisition
 of Global (Note C).  The terms of the notes are currently under        3,700,000               -
 negotiation.

Various other notes payable, including $25,000 loan from
 shareholder                                                               62,000          68,000
                                                                      -----------      ----------
Total                                                                   4,407,000       1,343,000
Less current maturities of long-term debt                              (3,976,000)       (463,000)
                                                                      -----------      ----------
Total long-term debt                                                  $   431,000      $  880,000
                                                                      ===========      ==========

Notes payable with due on demand provisions have been classified as a current liability in the accompanying balance sheets.

   Maturities of long-term debt as of June 30, 2000 were as follows:

          Year ending June 30,
          --------------------
                    2001            $3,976,000
                    2002               220,000
                    2003               204,000
                    2004                 7,000
                                    ----------
                                    $4,407,000
                                    ==========

G. LEASES

   Capital Leases
   --------------
   The Company leases certain machinery and equipment under arrangements classified as capital leases. The net book value of machinery and equipment recorded under capital leases totaled approximately $400,000 and $600,000 at June 30, 2000 and June 30, 1999, respectively. Amortization expense associated with assets held under capital leases is included in depreciation and amortization expense for all periods presented.

   Future minimum lease payments at June 30, 2000, together with the present value of the minimum lease payments are:

               Years ended June 30,                      2000
               --------------------                    ---------
               2001                                    $ 213,000
               2002                                      122,000
               2003                                      110,000
                                                       ---------
               Total minimum lease payments              445,000
               Less amount representing interest         (31,000)
                                                       ---------
               Total present value of minimum lease      414,000
                payments
               Less current portion                     (150,000)
                                                       ---------
               Long-term obligation                    $ 264,000
                                                       =========

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Operating Leases
   ----------------
   The Company leases various equipment and office and hanger facilities under cancelable and non-cancelable rental arrangements. Rental expenses from operating leases for the years ended June 30, 2000 and 1999 were $1,617,000 and $1,493,000, respectively.

   At June 30, 2000, the minimum future lease payments for non-cancelable operating leases for the next five years and thereafter were as follows:

          Years ending June 30,
          ---------------------
          2001                      $ 1,676,000
          2002                        1,581,000
          2003                        1,015,000
          2004                          780,000
          2005                          785,000
          Thereafter                 18,538,000
                                    -----------
                                    $24,375,000
                                    ===========

H. COMMITMENTS AND CONTINGENCIES

   In connection with the conversion of notes payable to 78,864 shares of common stock (see Note F), the Company guaranteed the shareholders a minimum stock price of $4.50 per share. The Company recorded a current liability as of June 30, 2000 and an expense during the quarter ended June 30, 2000 of $197,000 to reflect the excess of the guarantee price over the trading price of the stock at June 30, 2000. The maximum potential liability the Company could experience under this guarantee is $355,000.

   In connection with the acquisition of Aero Design discussed in Note C, the Company entered into a royalty agreement which provides that the Company will pay the former owners of Aero Design a royalty of 2.5% of net revenues associated with new product license agreements developed during the seven year period beginning with the acquisition date. The royalties earned under the agreement were insignificant during all periods presented.

   The Company, in connection with the production of revenue, produces chemical waste, which is temporarily stored on the Company's premises. Costs for disposal are expensed by the Company as waste is produced. The provision for disposal of waste on hand totaled $4,000 and $9,000 as of June 30, 2000 and 1999, respectively, and is included in accrued liabilities in the accompanying balance sheet.

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

   The Company has employment agreements with two officers, which are described in Note K.

   The Company is involved in certain legal proceedings in the normal course of business. Management believes none of these matters will have a material effect on the Company's results of operations or financial position.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


I.   STOCK OPTIONS AND WARRANTS

   1997 Stock Option Plan
   ----------------------
   The Company's 1997 Stock Option Plan (the "Option Plan") was adopted by the Company's Board of Directors and shareholders in February 1997. The purpose of the Option Plan is to provide increased incentives to key employees and directors of the Company to render services and exert maximum effort for the business success of the Company. The Company has reserved 150,000 shares of its common stock for issuance upon exercise of such options. In May 2000, the Board of Directors approved an increase in the number of shares reserved for issuance under the Option Plan to 6,500,000 shares, effective if and when the arrangement with TBU (see Note Q) is completed.

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

   The Company's Board of Directors approved the issuance of 78,000 incentive stock options in fiscal year 1998 and 10,000 in fiscal year 1999. Of these, 59,000 were issued in replacement for and cancellation of previously issued options. The exercise price on all the options granted was the market price at the date of grant except for options for 50,000 shares which were granted at 110% of market price. All of the options were repriced in fiscal 1999 to the current market price of $1.69 per share, (except for the 50,000 shares which were repriced to $1.86 per share).

Warrant Issuances
-----------------
   In connection with a private placement of stock in 1996, the Company issued 280,000 warrants to investment advisors and other parties. 200,000 warrants were issued with an exercise price of $1.00 per share and 80,000 were issued to a director with an exercise price of $2.50 per share. These warrants were scheduled to expire February 28, 1999. The exercise price and number of shares issuable under the warrants are subject to adjustment for certain equity transactions and other circumstances. The warrants also contain a "cashless" exercise feature whereby the warrants may be surrendered in exchange for a number of shares to be determined based on the difference between the exercise price and the market price for the Company's common stock. During fiscal year 1998, holders of the $1.00 warrants surrendered 144,755 warrants to purchase 129,112 shares of common stock. Additional warrants were surrendered to purchase 38,871 shares of common stock and the remainder expired in fiscal year 1999. In August 1999, the $2.50 warrants were extended to March 31, 2003 and repriced to the current market price of $1.69 per share. These warrants were surrendered in exchange for 26,000 shares of common stock in January 2000.

   The Company issued 1,150,000 redeemable common stock purchase warrants in connection with its IPO discussed in Note J. These warrants entitle the holders to purchase, anytime after two years from the effective date of the offering, 1.058 shares of common stock per each warrant for $6.52. The exercise price and number of shares purchaseable is required to be adjusted periodically as a result of the issuance of new warrants or shares of common stock at exercise or issue prices lower than the exercise price of the warrants. In October 1999, the exercise price of the warrants was adjusted to $5.76 and the number of shares purchaseable was adjusted to 1.198 shares per warrant. The warrants expire five years from the effective date of the IPO and

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   are redeemable at a price of $0.10 per warrant, with consent of the underwriter, upon 30 days written notice, provided that the average closing bid quotations or sales prices of the common stock equal or exceed $9.49 for 20 consecutive trading days ending on the tenth day prior to the date on which the Company gives notice of redemption. None of the warrants had been exercised as of June 30, 2000.

   The Company also sold 100,000 warrants (the "Underwriter's Warrants") to the Underwriters of its IPO, for $0.001 per warrant. Each warrant entitles the holder to purchase a share of common stock at $9.49 and also to receive an Underlying Warrant whose term is identical to the warrants described above except that the exercise price is $11.38. The Underwriter's Warrants are exercisable for four years beginning one year after the effective date of the IPO. None of these warrants had been exercised as of June 30, 2000.

   In April 1998, the Board of Directors elected to grant 345,000 warrants to officers, directors and consultants of the Company. In addition, the Board approved the issuance of warrants to purchase 52,000 shares of common stock in replacement for and cancellation of previously issued warrants to purchase an aggregate of 52,000 shares of common stock. The original exercise price on all the warrants granted was the market price at the date of grant. However, the 345,000 warrants were repriced to the current market price of $1.69 per share in August 1999. In January 2000, 100,000 of the warrants were surrendered to purchase 32,500 shares of common stock.

   During fiscal year 1999, the Company granted warrants to various parties to purchase a total of 260,000 warrants at per share prices ranging from $2.13 to $9.00 and terms ranging from two to five years. The warrants were granted for services and were recorded as expense based on the estimated fair values of the warrants, which totaled $123,000.

   Additional warrants were issued in fiscal years 1999 and 2000 in connection with notes payable as described in Note E.

   In connection with the acquisition of Global and the issuance of preferred stock described in Note C, the company issued warrants that entitle the holders to purchase shares of common stock as follows: (1) Series A warrants
   - 750,000 shares at $5.00 per share, (2) Series B warrants - 3,500,000 shares at $3.00 per share, and (3) Series C warrants - 1,239,750 shares at $3.00 per share. The warrants are not exercisable until the Company's shareholders approve the issuance of the warrants and increase the authorized number of shares of common stock. The warrants expire on the earlier of March 31, 2005 or the second anniversary of the date the shares of common stock issuable upon the exercise of the warrants are registered for resale under the Securities Act of 1933, as amended.

   In February 2000, the Company's board of directors granted warrants to certain officers and directors to acquire 650,000 shares of common stock at $1.50 per share for three years. Warrants to purchase 500,000 of the shares are subject to shareholder approval and warrants to purchase 150,000 shares are subject to approval of both sets of shareholders in the arrangement described in Note Q.

   SFAS No. 123 Information
   ------------------------
   Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its outstanding stock purchase warrants and employee stock options under the fair value method of that statement. The fair value of each warrant and option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                     2000   1999
                                     ----   ----
          Dividend yield             none   none
          Risk free interest rate    6.50%  5.25%
          Expected volatility        0.91   0.85
          Expected lives (years)      2.0    1.0

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period while the estimated fair value of the warrants is expensed on the grant date. The Company's pro forma net loss and loss per share were as follows for the years ending June 30, 2000 and 1999:

                                           2000           1999
                                       -----------    -----------
   Net Loss
    As reported                        $(7,128,000)   $(2,305,000)
                                       ===========    ===========
    Pro forma                          $(7,421,000)   $(2,310,000)
                                       ===========    ===========
   Loss per share - Basic and Diluted
    As reported                        $     (1.79)   $     (0.67)
                                       ===========    ===========
    Pro forma                          $     (1.89)   $     (0.67)
                                       ===========    ===========

A summary of stock purchase warrant transactions and stock option transactions under the Option Plan is set forth below. Warrants issued with the IPO and the Underwriter's Warrants are not included in the tables.


                                            Weighted
                                            Average
                                            Exercise
                                  Number     Price
                                ----------  --------
Outstanding at June 30, 1998      470,000       3.54
   Granted                        470,000      $2.89
   Repriced - previous           (435,000)      3.50
   Repriced - new                 435,000       1.69
   Exercised                            -          -
   Forfeited/Canceled             (33,000)      3.50
                                ----------  --------
Outstanding at June 30, 1999      907,000       2.33
   Granted                        619,000       1.43
   Exercised                     (180,000)      1.69
   Forfeited/Canceled             (55,000)      7.50
                                ---------   --------
Outstanding at June 30, 2000    1,291,000      $1.77
                                =========   ========



                                              Weighted
                                              Average
                                              Exercise
                                     Number    Price
Exercisable Warrants and Options:
  June 30, 1999                      841,000     $2.33
                                     =======     =====
  June 3,1998                        791,000     $1.94
                                     =======     =====

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                Exercise Price  Exercise Price     Exercise Price
                                                  Less than        Equal to        Greater than
                                                 Market Price    Market Price    Market Price
                                                --------------  --------------  -----------------
Weighted average fair value of warrants
 and options granted during the years ended:
  June 30, 1999                                          $0.53           $0.71           $0.31
                                                         =====           =====           =====
  June 30, 2000                                          $1.10           $   -           $0.63
                                                         =====           =====           =====
   The following table summarizes information about the stock purchase warrants and the fixed price stock options outstanding June 30, 2000. All the warrants and approximately 40,000 of the options are exercisable at June 30,
   2000.

                                                 Weighted
                                                  Average     Weighted
                                                 Remaining    Average
                               Outstanding at   Contractual   Exercise
   Exercise Prices:             June 30, 2000   Life (months)   Price
   ---------------              -------------   ------------- --------
   $1.00 - $1.69                   1,139,000          46       $  1.42
   $2.13 - $3.00                      21,000          22       $  2.38
   $3.50 - $5.50                      91,000          39       $  4.23
   $6.00 - $9.00                      40,000          34       $  7.13

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

   Preferred Stock
   ---------------
   The Company has 5,000,000 shares of preferred stock authorized. The preferred stock may be issued in series and with rights and preferences as determined by the Company's Board of Directors. As of June 30, 2000, the Company has designated (1) 2,000 shares of Series A convertible voting preferred stock, of which 1,650 shares were outstanding; and (2) 3,000 shares of Series B preferred stock of which 2,100 shares were outstanding. The Series A and Series B preferred shares were issued in connection with the acquisition of Global (Note C). The Series A and Series B preferred shares each have a liquidation preference of $10,000 per share. The shares were recorded at their estimated fair values of $10,500,000 for the Series A and $21,000,000 for the Series B.

   The Company has designated 3,000 shares of Series C convertible preferred stock, par value $0.01 per share. As of June 30, 2000, no shares of Series C preferred stock are outstanding. The Company is offering to issue shares of this series in exchange for outstanding shares of Series B preferred stock on a one-for-one basis.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   If declared by the board of directors, dividends on the Series A and Series B preferred shares will be paid quarterly at an annual rate of 9% and 12%, respectively on the liquidation preference amounts.

   The Company has the right to redeem all or part of the outstanding Series A preferred stock at any time on or before September 30, 2000. The redemption price per share will be $10,000 plus all accrued unpaid dividends, calculated through the date of redemption.

   Holders of Series A preferred stock have the right to convert their stock into shares of common stock at any time after October 31, 2000, or earlier if the Company has exercised its right to redeem the stock. In addition, the Company has the right to require conversion of the Series A preferred stock into shares of common stock at any time. This right of the Company terminates when the Company completes a new common stock, preferred stock or debt financing after consummation of the arrangement described in Note Q that provides new gross cash proceeds of at least $25,000,000. The conversion price is the greater of $6 or the arithmetic mean of the closing bid prices of the common stock for the 21 trading days preceding the date of conversion. The Company has the right to redeem all or part of the outstanding Series B preferred stock at any time after February 28, 2001. Additionally, the Company is required to redeem shares of the outstanding Series B preferred stock from and to the extent of the net cash proceeds from the sale of any assets of Aviation Group other than in the ordinary course of business or any public debt or equity securities offering after completion of the arrangement described in Note Q. The Series B preferred stock will be redeemed at a price per share equal to $10,000, plus all accrued unpaid dividends, calculated through the date of redemption.

K. RELATED PARTY TRANSACTIONS

   The Company had a consulting arrangement with a member of the Board of Directors. The consulting arrangement provided for monthly fees of $4,000 and reimbursement of certain expenses. The agreement expired in February 2000. Fees paid under this arrangement totaled $32,000 and $48,000 for the years ended June 30, 2000 and 1999, respectively.

   During the year ended June 30, 2000, two officers and directors of the Company loaned the Company a total of $305,000 for working capital. The loans were repaid in March 2000. In connection with the loans, the individuals were granted warrants to purchase a total of approximately 102,000 shares of common stock at $1.00 per share anytime for three years. The value of these warrants of $112,000 was charged to interest expense during the year ended June 30, 2000.

   Effective February 23, 2000, the Company amended and entered into employment agreements with two officers and directors of the Company. Under the terms of the agreements, the Company will provide minimum bonuses of $450,000 to be paid the earlier of January 2, 2001 or upon sale of the Company's operating subsidiaries. This obligation is being amortized into expense on a straight-line basis through January 2, 2001. In addition, the employment agreements require minimum salary payments as follows:

              Year ending June 30,
              --------------------
                      2001                    $227,000
                      2002                     144,000
                      2003                      96,000
                                              --------
                                              $467,000
                                              ========

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   On May 25, 2000, the Company loaned $1,975,000 to travelbyus.com (TBU) for its acquisition of another unrelated entity, Epoch Technology, Inc. (EPOCH). The loan will mature in February 28, 2001 and is collateralized by a security interest in the stock of EPOCH. The security interest is subordinate to a security interest in EPOCH's stock in favor of TBU's senior redeemable debentures. See Note Q.

   Other related party transactions are described in Notes E and I.

L. PROVISION FOR INCOME TAXES

   The (provision) benefit for income taxes consist of the following components:


                                        2000      1999
                                      -------   ---------
   Current                              $   -   $       -
   Deferred                                 -    (199,000)
                                      -------   ---------
   (Provision) benefit for income       $   -   $(199,000)
                                      =======   =========

  The following is a reconciliation of taxes computed at the federal statutory rate to the provision for income taxes included in the financial statements:

                                                                  2000          1999
                                                               -----------    ---------
   Tax benefit computed by applying federal statutory rate     $(2,426,000)   $(716,00)
   Expenses not deductible for tax purposes (a)                    485,000       74,000
   Valuation allowance                                           1,941,000      841,000
                                                               -----------    ---------
   Provision (benefit) for income taxes                        $         -    $ 199,000
                                                               ===========    =========

   (a)  Principally goodwill amortization.

  Deferred tax assets and liabilities consisted of the following at June 30:

          Assets:                                       2000          1999
                                                     -----------   -----------
            Net operating loss carryforward          $ 4,420,000   $ 1,548,000
            Investment tax credits                        81,000        81,000
            Other                                              -       114,000
                                                     -----------   -----------
                                                       4,501,000     1,743,000
          Less: Valuation allowance                   (3,981,000)   (1,233,000)
                                                     -----------   -----------
          Total deferred tax assets                      520,000       520,000
                                                     -----------   -----------
Deferred tax liabilities - property and equipment       (520,000)     (520,000)
                                                     -----------   -----------
Net deferred tax assets                              $         -   $         -
                                                     ===========   ===========

   For income tax purposes, the Company has available at June 30, 2000, unused federal net operating loss carryforwards (NOL) of approximately $13,000,000, which may be applied against future taxable income of the Company, expiring in various years from 2005 to 2020. The NOL related to businesses acquired are subject to certain annual limitations on their usage. The Company's valuation allowance increased by $2,758,000 in fiscal year 2000 due to an increase in the NOL. Under the Internal Revenue Code, the utilization of the NOL could be limited if certain changes in ownership of the Company's common stock were to occur.

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

N. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

   Most of the Company's accounts receivable at June 30, 2000 and all of its accounts receivable at 1999, resulted from sales to third party companies in the airline industry. This concentration of customers may impact the Company's overall credit risk either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. The Company believes that the risk is mitigated by the size, reputation and nature of its customers. Approximately $117,000 of the Company's accounts receivable at June 30, 2000 result from travel-related sales and are due from various customers and retail travel agents. Although the Company generally does not require collateral or other security to support customer receivables, it may have certain rights, such as the ability to place liens on aircraft services, in the event of nonpayment by its customers.

   During the year ended June 30, 2000, the Company derived approximately 9% and 28% of its revenues from United Airlines and Federal Express, customers of its overhaul and service division. During the year ended June 30, 1999, the Company derived approximately 16% and 15% of its revenues from United Airlines and Federal Express, respectively, customers of its overhaul and service division.

   Accounts receivable from five customers at June 30, 2000 represented approximately 40% of the total accounts receivable.

O. BUSINESS SEGMENT INFORMATION

   The following table summarizes financial information by the Company's three business segments and corporate for fiscal years 2000 and 1999. The Company's other two business segments were discontinued as described in Note P.

                                                           Years Ended June 30,
                                                       ---------------------------
                                                           2000           1999
                                                       -----------     -----------
   Net revenues:
   Painting and  maintenance                            $ 8,670,000    $11,162,000
   Manufacturing                                          3,894,000      3,935,000
   Travel                                                   817,000              -
   Corporate                                                      -              -
                                                        -----------    -----------
   Total                                                $13,381,000    $15,097,000
                                                        ===========    ===========
Operating income (loss):
Painting and maintenance                                $  (695,000)   $   443,000
Manufacturing                                               158,000        187,000
Travel                                                   (3,305,000)             -
Corporate                                                (2,412,000)    (1,818,000)
                                                        -----------    -----------
Total                                                   $(6,254,000)   $(1,188,000)
                                                        ===========    ===========

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Years Ended June 30,
                                                          --------------------------
                                                              2000          1999
                                                          --------------------------
   Total assets:
     Painting and maintenance                             $ 3,979,000    $ 4,382,000
     Manufacturing                                          4,989,000      2,196,000
     Travel                                                51,937,000              -
     Corporate                                              2,774,000        454,000
                                                          -----------    -----------
   Total                                                  $63,679,000    $ 7,032,000
                                                          ===========    ===========
   Depreciation and amortization:
     Painting and maintenance                             $   457,000    $   442,000
     Manufacturing                                            202,000        210,000
     Travel                                                 1,300,000              -
     Corporate                                                 32,000         22,000
                                                          -----------    -----------
     Total                                                $ 1,991,000    $   674,000
                                                          ===========    ===========
Capital expenditures (including capital leases):
     Painting and maintenance                             $    89,000    $   592,000
     Manufacturing                                            123,000         87,000
     Travel                                                         -              -
     Corporate                                                      -         29,000
                                                          -----------    -----------
     Total                                                $   212,000    $   708,000
                                                          ===========    ===========
-------------------------------------------------------------------------------

   There were no significant intersegment sales or transfers for any period. Operating income by business segment excludes interest and other miscellaneous income and interest expense. Corporate assets consist primarily of cash and cash equivalents, note receivable and prepaid expenses.

P. SALE OF DISCONTINUED BUSINESS SEGMENTS

   In December 1999, the Company sold its Tri-Star Airline Services ground handling subsidiary operations for $1,500,000, which resulted in a gain on disposal of $1,166,000. On February 8, 2000 the Company sold its Casper Air Service general aviation fixed base operations for $200,000 and the assumption of $600,000 in accounts payable, which resulted in an estimated loss on disposal of $566,000. Both businesses were sold to unrelated third parties. The Company retained certain assets of each entity, which were substantially impaired as of June 30, 2000. The revenues of these two business segments during the periods presented were as follows:

              Years Ended June 30,
            ------------------------
                   2000         1999
             ----------   ----------

Casper       $1,689,000   $5,903,000
Tri-Star     $  766,000   $1,553,000

Q. PROPOSED BUSINESS COMBINATION

  On May 3, 2000, the Company entered into an agreement to effect an arrangement with travelbyus.com ("TBU"). The arrangement with TBU is to involve the issuance of new shares of common stock to the TBU shareholders, which will result in the TBU shareholders owning approximately 95% of the ongoing company.

  The arrangement with TBU is subject to approval of the shareholders of the Company and TBU and approval of an Ontario court. If the arrangement with TBU is approved, the Company anticipates it will attempt to sell the remaining non-travel related assets of the Company. Two directors of the Company will receive bonuses totaling $450,000 upon the earlier of the sale of these assets or January 2, 2001 as described in Note K. In

                     AVIATION GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   addition, if the arrangement is approved, certain directors of the Company will be entitled to exercise warrants to purchase an aggregate of 150,000 shares of the Company's common stock at $1.50 per share after completion of the arrangement. Following completion of the arrangement, the Company could be required to redeem Series B preferred stock in certain circumstances as described in Note J.

   In connection with the proposed arrangement, the Company will increase its authorized number of common stock from 10,000,000 shares to 250,000,000 shares.

R. SUBSEQUENT EVENT

   In August 2000, the Company entered into various resale price indemnity and exchange agreements to satisfy various accrued liabilities, debt, and unpaid hanger rental payments in the aggregate amount of approximately $1,507,000. The agreements include provisions for the creditor to exchange the outstanding debt for common stock of the Company at an exchange price of $3.00 per share. The Company agreed to register the shares prior to the exchange. If the value of the Company's common stock at the time of the exchange is less than $3.00 per share, the amount of the liabilities that are converted to stock will be reduced accordingly.

                           ************************

Item 8. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     The board of directors is classified into three classes of directors pursuant to which the directors serve for staggered three-year terms. The terms of office of Messrs. Morgan, Weed and Clements as directors expire at the annual meeting of shareholders to be held in 2000. The terms of office of Mr. Fenyes and Mr. Whitener expire at the annual meeting of shareholders in 2001. The terms of office of Mr. Sanders and Mr. Kerby expire at the annual meeting of shareholders in 2002.

     The names, ages, positions and municipalities of residence of the executive officers and directors of Aviation Group are as follows:

Name                                  Age                      Position                                Residence
------------------------------------  ---  -------------------------------------------------  ---------------------------
Lee Sanders (1)                        40  Chairman and Director                              Red Oak, Texas
William Kerby                          42  President, Chief Executive Officer and Director    White Oak, British Columbia
Richard L. Morgan (1)                  42  Executive Vice President, Chief Financial          Dallas, Texas
                                           Officer and Director
Paul Lubomirski                        46  President of Aviation Exteriors Louisiana, Inc.,   New Iberia, Louisiana
                                           a subsidiary of Aviation Group
John Arcari                            59  Vice President - Marketing and Development         Plano, Texas
Charles E. Weed (2)                    68  Director                                           Shreveport, Louisiana
Gordon Whitener (3)                    37  Director                                           Cartersville, Georgia
Hank Clements (2)(3)                   42  Director                                           Dallas, Texas
John Fenyes                            52  Director                                           Sparks, Nevada

------------------------------------
(1)  Member of Executive Committee
(2)  Member of Audit Committee
(3)  Member of Compensation Committee

     Business Histories

     The following sets forth certain background information regarding executive officers and directors of Aviation Group, including their principal occupations:

     Lee Sanders was appointed Chairman of the Board of Aviation Group in March 2000, and he previously served as Chief Executive Officer of Aviation Group and its predecessors for more than five years. Mr. Sanders is also a founder and principal owner of Aviation Group. As a result of his service for Aviation Group and its predecessors, Mr. Sanders has experience in acquiring and managing businesses. He also has a marketing background resulting from his experiences in starting and operating private businesses. Mr. Sanders is a graduate of the University of Tennessee, with a Bachelor of Science in Business Administration.

     William Kerby was appointed President, Chief Executive Officer and a director of Aviation Group in March 2000. Mr. Kerby has been Vice Chairman and Chief Executive Officer of travelbyus.com since April 1999. Prior to joining travelbyus.com, Mr. Kerby was the founder, President and Chief Executive Officer of Leisure Canada Inc., a publicly traded company in the travel industry from January 1995 to March 1999. During his tenure with Leisure Canada Inc., Mr. Kerby engineered the development of that company's travel division assets.
These
assets included TravelPlus (formerly Goliger's Travel and Travel Trade International) with over 200 agencies across Canada, Altracs Publishing & Multimedia, producing Leisure Canada Magazine and Canadian Traveller, Bluebird Holidays/Tour Division in Great Britain and South Africa, Skyhigh Holidays and Cook Island Holidays in Canada.

     Richard L. Morgan was appointed as a director of Aviation Group on February 26, 1997, and as Aviation Group's Chief Financial Officer and Executive Vice President in April 1998. He served as a consultant to Aviation Group prior to April 1998. Mr. Morgan was formerly Chief Financial Officer of Search Capital Group, Inc. from August 1985 through December 1994, when he voluntarily resigned. After Mr. Morgan's departure, eight Search subsidiaries conducting business in the sub-prime, used-automobile finance business filed for protection under Chapter 11 of the Federal Bankruptcy Code in August 1995. From December 1994 to April 1998, he served as an independent financial consultant. Mr. Morgan holds a graduate degree in business from Vanderbilt University.

     Paul Lubomirski was appointed as President of Aviation Exteriors Louisiana, Inc., one of the parent subsidiaries of Aviation Group, in March 1996 and has over 20 years of experience with industrial and marine paint applications and has extensive knowledge of paint systems and electrostatic application equipment. He has primary responsibility for Aviation Group's facilities and training programs applicable to the strip and paint operations. He has served as an executive officer with Aviation Exteriors Louisiana, Inc. for more than five years, including periods prior to its acquisition by Aviation Group in March 1996. Mr. Lubomirski attended the University of Hawaii where he majored in mechanical engineering.

     John Arcari was appointed as a Vice President of Aviation Group in April 1997. From 1958 to 1987, he served in numerous line and management positions with Pan American World Airways. From 1987 to 1990, he was vice president of maintenance and engineering for Tower Air, a New York-based airline. From 1990 to 1993, he was president of Page Avjet, an aircraft heavy maintenance and overhaul outsourcing company. From 1994 until his employment with Aviation Group, he was an independent consultant to aviation maintenance and service outsourcing companies.

     Charles E. Weed was elected a director of Aviation Group in December 1996 and served as the President of Sunbelt Business Capital Incorporated from August 1992 to February 1996. Mr. Weed is engaged in the business of making private investments individually.

     Gordon Whitener was elected a director of Aviation Group in December 1996. He is a private businessman and was President and Chief Executive Officer of Interface Americas of LaGrange, Georgia, a subsidiary of Interface Inc. and one of America's largest manufacturers of commercial carpet from November 1993 to November 1999. Since then, he has been a private investor and consultant. He was additionally a member of Interface Inc.'s board of directors. From 1992 to 1994, Mr. Whitener held various senior marketing and sales positions in the commercial carpet manufacturing industry with companies including Interface and Collins & Aikman. Mr. Whitener is a graduate of the University of Tennessee.

     Hank Clements was appointed a director of Aviation Group on August 19, 1999. Mr. Clements is a resident of Dallas, Texas and since 1989 has been President of The Clements Group, Inc., a Texas-based government relations and political consulting firm. Mr. Clements was appointed to a Texas state regulatory board in 1987 by Governor Bill Clements (no relation) and then elected chairman of the board by his colleagues in 1991, serving in that role until his term ended in 1994. Mr. Clements has represented several fortune 100 corporations on legislative issues in both Austin and Washington, D.C. Mr. Clements advises numerous elected officials, corporations and associations on
political and legislative strategies.   Mr. Clements is a graduate of Texas Tech
University.

     John Fenyes was appointed as a director of Aviation Group in May 2000. Mr. Fenyes has been Executive Vice President and Chief Operating Officer of travelbyus.com and its subsidiary, Express Vacations, since November 1999. Mr. Fenyes has been involved in the travel industry for over 25 years, holding key positions, including Vice President, Product Development with American Airlines FlyAAway Vacations, from August 1998 to November 1999. During his tenure with American Airways FlyAAway Vacations, Mr. Fenyes developed one of the first in-house vacation package programs. Most recently, Mr. Fenyes was Director of Marketing Programs for ITT, Sheraton and General Manager of "Vacations by Sheraton", now part of the Starwood Group, from December 1995 to August 1998.

     No family relationships exist among the directors or executive officers of Aviation Group. Except as indicated above, none of the directors serve as members of the board of directors of another company which is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

     Board Committees

     The Compensation Committee consists solely of Messrs. Whitener and Clements. The Compensation Committee recommends compensation for officers other than the President, administers incentive compensation and benefit plans, including Aviation Group's 1997 stock option plan, and recommends policies relating to such plans.

     The Audit Committee currently consists of Messrs. Weed and Clements. The Audit Committee meets periodically with management and Aviation Group's independent auditors and reviews the results and scope of audits and other services provided by Aviation Group's independent auditors, Aviation Group's accounting procedures, and the adequacy of Aviation Group's internal controls.

     In August 1998, the board of directors established an Executive Committee. Messrs. Sanders and Morgan presently constitute the Executive Committee and are empowered to exercise the powers of the board of directors in the management of the business and affairs of Aviation Group, except when the board of directors is in session and except for certain powers which may be exercised only by the board of directors.

     Director Compensation

     Directors are reimbursed for certain expenses in connection with attendance at board of directors and committee meetings. Non-employee directors have also been granted warrants for their services as directors. As a result of these grants, Mr. Whitener owns warrants to purchase 15,000 shares of common stock. Mr. Clements owns warrants to purchase 2,500 shares of common stock and Mr. Weed owns warrants to purchase 20,000 shares of common stock, each share exercisable at $1.6875 per share, which expire in 2003 and 2004. In February 2000, each of the non-employee directors was granted warrants to purchase 50,000 shares of common stock at $1.50 per share, which was the trading price of the common stock at that time. These warrants may not be exercised unless they are approved by the shareholders and the arrangement is completed.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Aviation Group's directors, officers and persons who own more than 10% of a registered class of Aviation Group's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, officers and greater than 10% beneficial owners are required by applicable regulations to furnish Aviation Group with copies of all forms they file with the Commission pursuant to Section 16(a).

     Based solely on a review of the Form 3, 4 and 5 reports filed with the Commission, Aviation Group believes that all reports of ownership and changes in ownership with respect to the fiscal year ended June 30, 2000 have been timely filed with the Commission as required by Section 16(a) of the Exchange Act, except as follows:

     Richard Morgan, Lee Sanders and Charles Weed failed to file with the Commission on a timely basis reports relating to transactions in shares of common stock. Messrs. Morgan and Sanders corrected these deficiencies by timely filing reports on Form 5 that reported the previously unreported transactions. Mr. Weed also filed a Form 5 to correct the deficiency, but that report was filed late.

                       Item 10.  Executive Compensation.

     The following table sets forth information, for the fiscal years ended June 30, 2000, 1999 and 1998, regarding the compensation of Aviation Group's Chairman and former Chief Executive Officer and one other executive officer who received compensation of more than $100,000 for the fiscal year ended June 30, 2000. No other executive officers had compensation exceeding $100,000 for the fiscal year ended June 30, 2000.

                           Summary Compensation Table
                           --------------------------

                                                         Annual Compensation                   Long Term Compensation
                                                        --------------------                  -----------------------
                                           Fiscal                            Other Annual             Securities
   Name and Principal Position              Year     Salary     Bonus        Compensation         Underlying Options
   ---------------------------            -------   -------    ------       -------------        -------------------

William Kerby, President and                2000     $      0      $   -      $       -                         -
   Chief Executive Officer (8)


Lee Sanders, Former President               2000      152,759           -        20,441/(1)/              500,000/(7)/
   and Chief Executive Officer/(6)/         1999      144,000           -        13,000/(1)/                    -
                                            1998      144,000      75,000/(5)/   13,000/(1)/              250,000/(2)/

Richard L. Morgan,                          2000      120,000           -         7,582/(1)/              445,000/(7)/
   Executive Vice President and             1999      120,000           -        12,000/(1)/                    -
   Chief Financial Officer                  1998       30,000           -       117,000/(3)/              115,000/(4)/

_______________________
(1) Represents aggregate annual lease payments, insurance costs and related expenses for an automobile.
(2) Represents (i) options to purchase 50,000 shares of common stock exercisable at $1.875 per share expiring in 2004, and (ii) warrants to purchase 200,000 shares of common stock at $1.6875 per share expiring in 2003.
(3) Represents consulting fees earned prior to appointment as an executive officer of Aviation Group.
(4) Represents (i) warrants to purchase 100,000 shares of common stock at $1.6875 per share expiring in 2003 and (ii) warrants to purchase 15,000 shares of common stock at $1.6875 expiring in 2004.
(5)  Paid in connection with Aviation Group's initial public offering.
(6)  Mr. Sanders resigned as President and Chief Executive Officer in March
     2000.
(7) Represents (i) new warrants to purchase 250,000 shares of common stock issued to each of Mr. Sanders and Mr. Morgan at $1.50 per share expiring in 2005 but subject to shareholder approval, (ii) other existing warrants the exercise prices of which were reduced from $3.50 to $1.6875, and (iii) options to purchase 50,000 shares held by Mr. Sanders, the exercise price of which was reduced from $3.80 to $1.8563.
(8)  Mr. Kerby was appointed President and Chief Executive Officer in March
     2000.

     Stock Options and Warrants

     During the fiscal year ended June 30, 2000, the board of directors granted certain warrants to the executive officers named in the summary compensation table as described in the table blow.

                   Option/Warrant Grants in Last Fiscal Year
                   -----------------------------------------

                                                               of Total Options
                               Number of Shares               %  Warrants Granted
                           Underlying Options/Warrants          to Employees in             Exercise
     Name                          Granted                        Fiscal Year             Price ($/Share)       Expiration Date
    -----                         ---------                      ------------            ----------------      -----------------
Lee Sanders                      250,000  (1)                           27%                  $  1.50                2/23/05
                                 200,000  (2)                           21                    1.6875                4/28/05
                                  50,000  (2)                            5                    1.8563                8/22/04
Richard Morgan                   250,000  (1)                           27                      1.50                2/23/05
                                 180,000  (2)                           20                    1.6875                3/31/03
                                  15,000  (2)                            1                    1.6875                4/28/05

____________________________
(1)  Warrants are not exercisable until approved by the shareholders.
(2)  Represents repricing of options and warrants in August 1999.

Following the end of the fiscal year, in August 1999, the board of directors determined to amend the outstanding options and warrants for Aviation Group's employees and directors, including Mr. Sanders and Mr. Morgan, by reducing the exercise price to $1.6875 per share, which was the then current market price for the common stock. In August 1999, the board of directors also extended the expiration date of warrants to purchase 80,000 shares previously issued to Mr. Morgan, when he was a consultant to Aviation Group, from March 31, 1999 to March 31, 2003.

           Aggregate Option/Warrant Exercises in Last Fiscal Year and
           ----------------------------------------------------------
                     Fiscal Year End Option/Warrant Values
                     -------------------------------------

                                                  Number of Securities         Value of Unexercised
                       Shares                    Underlying Unexercised            In-the-Money
                    Acquired on      Value          Options/Warrants             Options/Warrants
      Name          Exercise(#)   Realized($)       at June 30, 2000             at June 30, 2000
------------------  ------------  -----------  ---------------------------  --------------------------
                                               Exercisable  Unexercisable   Exercisable  Unexercisable
                                               -----------  --------------  -----------  -------------
Lee Sanders                   0            0       200,000     250,000 (1)      $62,500       $125,000
                                                    30,000      20,000            4,500          3,000
Richard Morgan        58,500 (2)    $146,250        15,000     250,000 (1)        4,688        125,000

______________________________
(1)  Warrants are not exercisable until approved by shareholders.
(2) Mr. Morgan surrendered warrants to purchase 180,000 shares as consideration for the purchase of these shares.

     Employment and Consulting Agreements

     Aviation Group has an employment agreement with Paul Lubomirski and with John Arcari. The employment agreements of Mr. Lubomirski and Mr. Arcari expire in 2000. Mr. Lubomirski is paid an annual salary of $90,000 and Mr. Arcari is paid an annual salary of $80,000. Each employment agreement contains a non-competition agreement for a period of three years after any expiration or termination of the agreement. Each employee is entitled to additional benefits, including disability insurance, life insurance, and health and dental insurance. Mr. Arcari is eligible for additional bonuses as may be determined by the board of directors. Mr. Lubomirski's employment agreement specifies a formula for bonus payments that varies between 10% and 70% of his annual salary if the net profit for the Aviation Group's painting subsidiary Aviation Exterior Louisiana, Inc. for any fiscal year exceeds certain amounts during the term of his agreement.

     Aviation Group entered into an employment agreement with Lee Sanders in March 1996. In April and August 1997 and August 1998, the employment agreement was amended. Under the amended employment agreement, Mr. Sanders earns an annual salary of $144,000 with increases at the end of each calendar year based on the Consumer Price Index. Mr. Sanders is eligible for a bonus to be determined in the sole discretion of the board of directors based on merit, Aviation Group's financial performance and other relevant criteria. The employment agreement expires on August 13, 2003 but automatically extends for an additional year on August 13 of each year unless either party affirmatively elects not to extend the term. The employment agreement contains a non-competition agreement for three years after any expiration or termination of the agreement. Mr. Sanders is entitled to additional benefits, including disability insurance, life insurance, and health and dental insurance. If Aviation Group terminates Mr. Sanders' employment at any time or if Mr. Sanders terminates his employment within one year after a change in ownership or control of Aviation Group, Aviation Group is required to pay him severance pay equal to the unpaid salary for the remainder of the term of the agreement plus the total salary and bonus compensation paid to him during the year period preceding the termination. A change in ownership or control of Aviation Group includes appointment of any person other than Mr. Sanders as Chairman or Chief Executive Officer or the removal of him from either of these positions, any change in a majority of the board members not approved by him, any transfer or issuance of shares representing more than 25% of the beneficial ownership of Aviation Group if not approved in advance by Mr. Sanders, any material change in his authority or duties and any breach by Aviation Group of the employment agreement not remedied within ten days after notice from him. The election of

William Kerby as Chief Executive Officer resulted in a change in control for purposes of Mr. Sanders' employment agreement.

     Effective February 23, 2000, Aviation Group and Lee Sanders amended his employment agreement to provide for a minimum bonus of $300,000 payable on the earlier of (a) January 2, 2001, (b) the sale of the existing operating subsidiaries of Aviation Group or their assets, on terms acceptable to Aviation Group's board of directors, or (c) the termination by Aviation Group of his employment for any reason. Completion of the arrangement with travelbyus.com will not trigger the requirement to pay this bonus.

     Effective February 23, 2000, Aviation Group and Richard Morgan entered into a one-year employment agreement providing for an annual salary of $125,000 and a minimum bonus of $150,000 payable on the earlier of (a) January 2, 2001, (b) the sale of the existing operating subsidiaries of Aviation Group or their assets, on terms acceptable to Aviation Group's board of directors, or (c) the termination by Aviation Group of his employment for any reason. Completion of the arrangement will not trigger the requirement to pay this bonus. Under the employment agreement, Mr. Morgan promised not to compete with any business, and not to solicit employees or customers, of Aviation Group or its subsidiaries for one year following termination or expiration of his employment. In consideration for entering into the employment agreement, Aviation Group's board of directors granted to Mr. Morgan five-year warrants to purchase 250,000 shares of Aviation Group common stock at an exercise price of $1.50 per share. Because of the requirements of Nasdaq's rules, the exercisability of these warrants was conditioned on the approval of Aviation Group's shareholders. Aviation Group's board of directors believed that the employment agreement and warrants for Mr. Morgan were advisable to assure that Aviation Group would continue to receive the benefits of Mr. Morgan's services through and following the completion of the transactions then being contemplated with travelbyus.com and Global Leisure.

     1997 Stock Option Plan

     Aviation Group's 1997 stock option plan was adopted by the board of directors and the shareholders in February 1997. The purpose of the plan is to provide increased incentives to key employees and directors to render services and exert maximum effort to achieve long term business success. Pursuant to the plan, Aviation Group may grant incentive and nonstatutory (nonqualified) stock options to key employees and directors. A total of 150,000 shares of common stock have been reserved for issuance under the plan.

     The board of directors or the Compensation Committee has the authority to select the key employees and directors of Aviation Group to whom stock options are granted (provided that incentive stock options only be granted to employees of Aviation Group). Subject to the limitations set forth in the plan, the board of directors or the Compensation Committee has the authority to designate the number of shares to be covered by each option, determine whether an option is to be an incentive stock option or a nonstatutory option, establish vesting schedules, specify the type of consideration to be paid to Aviation Group upon exercise and, subject to certain restrictions, specify other terms of the options.

     The maximum term of options granted under the plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $100,000 per incidence. Options granted under the plan are nontransferable and generally expire within three months after the termination of an optionee's service to Aviation Group. In general, if an optionee is disabled, dies or retires from his or her service to Aviation Group, this option may be exercised up to three months following the disability or death unless the board of directors or Compensation Committee determine to allow a longer period for exercise.

     The exercise price of incentive stock options must not be less than the fair market value of the common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 10% higher than the fair market value of the stock on the date of grant, and the term of those options cannot exceed five years.

     As of September 1, 2000, Aviation Group had outstanding under the 1997 stock option plan the following options:


                               Shares of        Exercise                          Market Value of
                              Common Stock        Price                             Common Stock
            Name              Under Option    Per Share (1)    Date of Grant    on Date of Grant (1)  Expiration Date
----------------------------  ------------    -------------    -------------    --------------------  ---------------
Five executive officers            4,000         $1.6875          Apr. 29/98          $3.50              Apr. 28/04
     as a group                    6,000          1.6875          Apr. 29/98           3.50              Apr. 29/05
                                  50,000          1.8563          Apr. 29/98           3.50              Apr. 29/05

Employees who are not              4,000          1.6875          Apr. 29/98           3.50              Apr. 28/04
     executive officers or        21,000          1.6875          Apr. 29/98           3.50              Apr. 29/05
     directors as a group

Consultants or directors               0
     who are not executive

 officers as a group
______________________________________________
(1) All options were repriced on August 18, 1999 to $1.6875, which was the market value of the common stock on that date, except the 50,000 options to Lee Sanders for which the repricing established the exercise price at $1.8563 per share. The exercise prices before the repricing were $3.50 per share for all options except that the exercise price for the option of Mr. Sanders was $3.85.


   Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of September 30, 2000, with respect to the beneficial ownership of shares of Aviation Group's common stock (i) by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, known to us to own beneficially more than 5% of the outstanding shares of common stock, (ii) by each director of Aviation Group and each executive officer of Aviation Group named in the Summary Compensation Table and (iii) by all directors and executive officers of Aviation Group as a group. Except as otherwise indicated, Aviation Group believes that each person named below possesses sole voting and investment power over his shares of common stock.

                                               Number of Shares
         Name and Address                   --------------------
       of Beneficial Owner                  Beneficially Owned/(1)/                 Percent of Total/(2)/
----------------------------------  --------------------------------------  --------------------------------------

Lee Sanders                                  1,493,966/(3)/                                  27.3%
700 North Pearl Street
Suite 2170
Dallas, Texas  75201

Richard Morgan                                 398,500/(4)/                                   7.5%
700 North Pearl Street
Suite 2170
Dallas, Texas  75201

Hank Clements                                   52,950/(5)/                                   1.1%
700 North Pearl Street
Suite 2170
Dallas, Texas  75201

Charles E. Weed                                145,283/(6)/                                   2.9%
920 Pierremont, Suite 105
Shreveport, Louisiana  71106

Gordon Whitener                                 65,000/(7)/                                   1.3%
39 Carrington Drive
Cartersville, Georgia  30120

William Kerby (8)                                    -                                       -
204-3237 King George Highway
South Surrey, B.C.
Canada  V4P 1B7

John Fenyes (8)                                      -                                       -
5270 Neil Road
Reno, Nevada  89502

All executive officers and                      2,209,949                                    36.9%
directors as a group (9 persons)
/(9)/

_______________________________
(1) This information has been furnished by Aviation Group's transfer agent and the respective officers and directors. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or convertible or exchangeable note.
(2) In calculating percentage ownership, all shares of common stock that the named shareholder has the right to acquire upon exercise of any option, warrant or convertible or exchangeable note are deemed to be outstanding for the purpose of computing the percentage of common stock owned by the shareholder, but are not deemed outstanding for the purpose of computing the percentage of common stock owned by any other shareholders.
     Percentages of shares beneficially owned are based upon 4,956,722 shares.
(3) Represents (i) 987,300 shares owned of record by The Sanders Companies, Inc., a corporation wholly owned by Mr. Sanders, (ii) warrants to purchase 200,000 shares at $1.6875 per share expiring 2003, (iii) options to purchase 50,000 shares at $1.8563 per share expiring 2004, of which 60% had vested and were exercisable, (iv) warrants to purchase 250,000 shares at $1.50 per share expiring 2005 subject to completion of the arrangement with travelbyus.com and shareholder approval, and (v) warrants to purchase 26,666 shares at $1 per share expiring 2005 issued in connection with the funding of loans to Aviation Group by Mr. Sanders.
(4) Includes (i) warrants to purchase 15,000 shares at $1.6875 per share expiring 2004, (ii) warrants to purchase 250,000 shares at $1.50 per share expiring 2005 subject to completion of the arrangement and approval of shareholders, and (iii) warrants to purchase 75,000 shares at $1 per share expiring 2005 issued in connection with funding of loans to Aviation Group by Mr. Morgan.
(5) Includes (i) 2,500 shares purchasable at $1.6875 per share under warrants expiring in 2002, and (ii) 50,000 shares purchasable at $1.50 per share under warrants expiring 2005 subject to completion of the arrangement and approval of shareholders.
(6) Includes (i) 15,000 shares purchasable at $1.6875 per share under warrants expiring in 2004, (ii) 5,000 shares purchasable at $1.6875 per share under warrants expiring in 2003, and (iii) 50,000 shares purchasable at $1.50 per share under warrants expiring 2005 subject to completion of the arrangement and approval of shareholders.
(7) Represents (i) 15,000 shares purchasable at $1.6875 per share under warrants expiring in 2003 and 2004, and (ii) 50,000 shares purchasable at $1.50 per share under warrants expiring 2005 subject to completion of the arrangement and approval of shareholders.
(8) Messrs. Kerby and Fenyes are executive officers and directors of travelbyus.com, which owns 500 shares of Aviation Group's Series B preferred stock. These shares represent 23% of the outstanding shares of Series B preferred.
(9) Includes (i) 6,000 shares purchasable at $1.6875 under options held by John Arcari and (ii) 4,000 shares purchasable at $1.6875 under options held by Paul Lubomirski.

            Item 12.  Certain Relationships and Related Transactions

     Charles E. Weed, a director of Aviation Group, served as a consultant to Aviation Group from March 1996 until February 2000. During the fiscal years ended June 30, 1998 and 1999, Aviation Group paid Mr. Weed $48,000 and $54,200 in consulting fees, respectively. As of June 30, 1999, Mr. Weed held convertible notes of Aviation Group totaling $62,064 in principal amount. To induce the conversion by holders of the 10% convertible notes of the payments due on March 31, June 30 and September 30, 1999, Aviation Group agreed to reduce the conversion price for these notes to $1.75 per share. In May 1999, six holders of the notes agreed to convert these payments totaling $221,000 for a total of 126,427 shares of common stock, including the conversion by Mr. Weed of $37,250 in principal amount of his notes, plus accrued interest, for 24,954 shares of common stock.

     In June 1999, two shareholders of Aviation Group, who were not affiliated with Aviation Group, loaned Aviation Group $600,000 pursuant to a secured note due December 31, 1999. The shareholders were granted warrants to purchase 200,000 shares of common stock at $1 per share. This loan was repaid in full in December 1999. As compensation for arranging this financing on behalf of Aviation Group, Mr. Weed received 40,000 shares of Aviation Group's common stock.

     During the fiscal 2000 year, Lee Sanders and Richard Morgan provided Aviation Group with $80,000 and $225,000, respectively, in short-term unsecured working capital loans. These loans paid interest at the annual rate of 9%, and the proceeds were used by Aviation Group to fund certain operating expenses and debt repayments. These loans have been repaid, and there is presently no outstanding balance. In consideration for these financings, Messrs. Sanders and Morgan received warrants to purchase 26,666 and 75,000 shares, respectively, of Aviation Group common stock at an exercise price of $1 per share. The interest and warrant terms for these loans were identical to the terms of the $600,000 short-term secured loan described above from an unaffiliated third party to Aviation Group in June 1999.

     The board of directors of Aviation Group believes that all transactions between Aviation Group and any of its affiliates have been made on terms no less favorable to Aviation Group than would have been obtained from non-affiliated third parties. Any future transactions between Aviation Group and any of its affiliates will be subject to approval by a majority of the independent disinterested members of the board of directors or by a majority of the shareholders, other than any interested shareholders, and will be made on terms no less favorable to Aviation Group than could be obtained from unaffiliated third parties. Aviation Group will not make any loans to its officers, directors, 5% shareholders or affiliates, except for bona fide business purposes.

                  Item 13.  Exhibits and Reports on Form 8-K.

       (a)      Exhibits

Exhibit
Number    Description of Exhibit
------    -----------------------

   2.1 - Arrangement Agreement dated May 3, 2000 between travelbyus.com ltd., Aviation Group Canada Ltd. and Aviation Group, Inc. (h)

   2.2 - Plan of Arrangement, including Share Provisions for travelbyus.com ltd. (h)

   3.1 - Articles of Incorporation of Aviation Group, Inc. filed with the Texas Secretary of State, as amended (h)

   3.2 -  Amended and Restated Bylaws of Aviation Group, Inc., as amended (h)

   4.1 - Articles of Incorporation of Aviation Group, Inc., including Certificates of Designation for Series A convertible preferred stock, Series B preferred stock and Series C convertible preferred stock (filed as Exhibit 3.1)

   4.2 -  Form of Certificate representing common stock (a)

   4.3 - Form of Warrant Agreement dated August 13, 1997 between Aviation Group, Inc., Continental Stock Transfer & Trust Co., Inc., and Duke & Co., Inc. (a)

   4.4 - Form of Warrant Certificate (attached as Exhibit A to Form of Warrant Agreement filed as Exhibit 4.3) (a)

   4.5 - Resignation of Warrant Agent dated November 30, 1998 between Aviation Group, Inc. and Continental Stock Transfer & Trust Company, and Appointment of Warrant Agent and Assumption of Warrant Agreement dated November 18, 1998 between Aviation Group, Inc. and Securities Transfer Corporation (h)

   4.6 - Form of Underwriter's Warrant Agreement dated August 13, 1997 by and between Aviation Group, Inc. and Duke & Co., Inc. (a)

  10.1 -  Aviation Group, Inc. 1997 Stock Option Plan (a)

  10.2 -  Form of First Amendment to 1997 Stock Option Plan (h)

  10.3 - First Amended and Restated Employment Agreement between Aviation Group, Inc. and Lee Sanders (a)

  10.4 - Employment Agreement dated March 1, 1996, by and between Aviation Group, Inc. and Paul Lubomirski (a)

  10.5 - Form of Warrant Agreement for warrants granted as of April 28, 1998, and table listing directors or executive officers who received warrants and related information (d)

  10.6 - Lease and Operating Agreement between Aviation Exteriors Louisiana, Inc. and Iberia Parish Airport Authority, dated December 28, 1994, relating to Hangar No. 88-C (a)

  10.7 - Warrant Agreement dated as of October 20, 1998 between Paul Taboada and Aviation Group, Inc. (e)

 10.8 - Warrant Agreement dated as of July 31, 1999 between Aviation Group, Inc. and the Louisiana Economic Development Corporation (e)

 10.9 - Lease and Operating Agreement between Iberia Parish Airport Authority and Aviation Exteriors Louisiana, Inc., dated July 23, 1991, relating to Hangar No. 88, as amended by that certain Agreement dated December 10, 1992 (a)

 10.10 - Loan and Security Agreement dated August 21, 1998 between the CIT Group/Credit Finance, Inc. and Tri-Star Airline Services, Inc., Aviation Exteriors Louisiana, Inc., Casper Air Service, Aero Design, Inc., and Aviation Exteriors Aviation Portland, Inc. (d)

 10.11 - Guaranty dated August 21, 1998 from Aviation Group, Inc. in favor of The CIT Group/Credit Finance, Inc. (d)

 10.12 - Warrant Agreement dated April 30, 2000 between Aviation Group, Inc. and Securities Transfer Corporation, as Warrant Agent, governing Series B warrants (h)

 10.13 - Warrant Agreement dated April 30, 2000 between Aviation Group, Inc. and Securities Transfer Corporation, as Warrant Agent, governing Series C warrants (h)

 10.14 - Warrant dated May 11, 2000 issued by Aviation Group, Inc. in favor of Genesis Diversified Investments, Inc. (h)

 10.15 - Warrant Agreement dated as of June 11, 1999 between Aviation Group, Inc. and John H. Chidlow (e)

 10.16 - Warrant Agreement dated as of June 11, 1999 between Jerry R. Webb and Aviation Group, Inc. (e)

 10.17 - Warrant Agreement dated as of October 20, 1998 between RAS Securities Corp. and Aviation Group, Inc. (e)

 10.18 -  Form of 10% Convertible Note maturing March 1, 2001 (a)

 10.19 - Form of Pledge Agreement from Aviation Group, Inc. in favor of holders of 10% Convertible Notes (a)

 10.20 - Warrant Agreement dated as of August 31, 1999 between Aviation Group, Inc. and Hank Clements (e)

 10.21 -  Employment Agreement between Aviation Group, Inc. and John Arcari (a)

 10.22 - First Amendment to Consulting Agreement between Aviation Group, Inc. and Charles Weed (a)

 10.23 - Warrant Agreement dated as of August 31, 1999 between Aviation Group, Inc. and Robert Schneider (e)

 10.24 - 747 Hangar Lease Agreement between Iberia Parish Government, Iberia Parish Airport Authority and Aviation Exteriors Louisiana, Inc., dated June 23, 1999 (e)

 10.25 - Agreement between United Parcel Service Co. and Aviation Exteriors Louisiana, Inc. (f/k/a Pride Aviation, Inc.) dated January 1, 1999 (e)

 10.26 - First Amendment to Employment Agreement between Aviation Group, Inc. and Paul Lubomirski dated August 18, 1997 (a)

 10.27 - First Amendment to First Amended and Restated Employment Agreement between Aviation Group, Inc. and Lee Sanders dated August 18, 1997 (a)

 10.28 - Second Amendment to First Amended and Restated Employment Agreement between Aviation Group, Inc. and Lee Sanders dated August 28, 1998 (d)

 10.29 - First Amendment to Stock Purchase Agreement among Aviation Group, Aero Design, Inc., Battery Shop, LLC, Carolyn Lynn and Grady Lynn dated as of April 30, 1999 (e)

 10.30 - Aircraft Paint Services Agreement dated April 24, 1998 between Federal Express Corporation and Aviation Exteriors Aviation, Inc. (b)

 10.31 - Stock Purchase Agreement dated as of August 28, 1998 among Aviation Group, General Electrodynamics Corporation, Omega Management Corporation and Thomas J. Smith (c)


 10.32 - Forms of Amendments to Nonqualified Warrant Agreements and Qualified Stock Option Agreements to amend exercise prices, together with a listing of the options and warrants that were amended and the new exercise prices per share (e)

 10.33 - Amendment and Second Amendment to June 30, 1996 Warrant Agreement between Aviation Group, Inc. and Richard L. Morgan (e)

 10.34 - Preferred Stock Purchase Agreement dated March 1, 2000 among Global Leisure Travel, Inc., Aviation Group, Inc. and the shareholders of Global Leisure Travel, Inc., as amended (g)

 10.35 - Asset Purchase Agreement dated as of February 8, 2000 between Casper Air Service and Casper Jet Center Fueling, L.L.C. (f)

 10.36 - Asset Purchase Agreement dated as of December 15, 1999 between Tri-Star Acquisition Corp. d/b/a Servisair, Inc. and Tri-Star Airline Services, Inc., joined for limited purposes by Aviation Group, Inc. and Servisair USA, Inc. (f)

 10.37 - Warrant dated May 11, 2000 issued by Aviation Group, Inc. in favor of Global Leisure, Inc. (h)

 10.38 - Preferred Stock Purchase Agreement dated March 1, 2000 between Aviation Group, Inc. and travelbyus.com ltd., as amended (g)

 10.39 - Agreement and Plan of Merger dated March 17, 2000 among Aviation Group, Inc., Global Leisure Travel, Inc., the shareholders of Global Leisure Travel, Inc. and certain debtholders of Global Leisure Travel, Inc., as amended (g)

  10.40 - Purchase Agreement dated May 4, 2000 among Aviation Group, Inc., travelbyus.com ltd. and SW Pelham Fund, L.P. (h)

  10.41 - Promissory Note dated May 9, 2000 in the principal amount of $3,000,000 made by Aviation Group, Inc. payable to SW Pelham Fund, L.P. (h)

  10.42 - Warrant Agreement dated May 9, 2000 between Aviation Group, Inc. and SW Pelham Fund, L.P. (h)

  10.43 - Form of two Warrant Agreements dated February 23, 2000 between Aviation Group, Inc. and Richard Morgan or Lee Sanders, each for the purchase of 250,000 shares of common stock (g)

  10.44 - Form of three Warrant Agreements dated February 23, 2000 between Aviation Group, Inc. and Hank Clements, Charles E. Weed or Gordon Whitener, each for the purchase of 50,000 shares of common stock (g)

  10.45 - Promissory Note dated May 25, 2000 in the principal amount of $1,975,000 made by travelbyus.com ltd. payable to the order of Aviation Group, Inc. (h)

  10.46 - Pledge Agreement dated May 25, 2000 from travelbyus.com ltd. in favor of Aviation Group, Inc. (h)

  10.47 - Third Amendment to First Amended and Restated Employment Agreement dated effective February 23, 2000 between Aviation Group, Inc. and Lee Sanders (h)

  10.48 - Management Services Agreement dated as of September 1, 2000 among travelbyus.com ltd., Global Leisure Travel, Inc., Sunmakers, Inc., KWTI Company, Firstar International, Inc., Cruise Alaska Tours, Inc. and AOI, Inc. (h)

  10.49 - Amendment to Management Services Agreement dated as of September 29, 2000

  11.1  - Computation of Net Loss per Common Share (h)

  21.1  - List of Subsidiaries of Aviation Group, Inc. (h)

________________________________
(a) Incorporated herein by reference to the Form SB-2 Registration Statement of Aviation Group, Inc. (File No. 333-22727).
(b) Incorporated herein by reference to the Form 10-QSB Quarterly Report for the quarter ended March 31, 1998.
(c) Incorporated by reference to the Form 8-K Current Report dated August 28, 1998.
(d) Incorporated by reference to the Form 10-KSB Annual Report for the year ended June 30, 1998.
(e) Incorporated by reference to the Form 10-KSB Annual Report for the year ended June 30, 1999.
(f) Incorporated by reference to the Form 10-QSB Quarterly Report for the quarter ended December 31, 1999.
(g) Incorporated by reference to the Form 10-QSB Quarterly Report for the quarter ended March 31, 2000.
(h) Incorporated by reference to the Form S-4 Registration Statement of Aviation Group, Inc. (File No. 333-40352).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  October 11, 2000.


                                    AVIATION GROUP, INC.



                                    By:  /s/  Richard L. Morgan
                                         ----------------------
                                         Richard L. Morgan, Executive Vice
                                         President & Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                          Title                       Date
     ---------                          -----                       ----


     /s/  Lee Sanders           Chairman of the Board         October 11, 2000
     ----------------
     Lee Sanders


     /s/  Richard L. Morgan     Director, Executive Vice      October 11, 2000
     ----------------------     President, Chief Financial
     Richard L. Morgan          Officer, and Chief Accounting
                                Officer



     /s/  Bill Kerby            Director, Chief Executive     October 11, 2000
     ---------------            Officer
     Bill Kerby


     /s/  Charles Weed          Director                      October 11, 2000
     -----------------
     Charles Weed


     /s/ Gordon Whitener        Director                      October 11, 2000
     -------------------
     Gordon Whitener


     /s/ Hank Clements          Director                      October 11, 2000
     -----------------
     Hank Clements


     /s/ John Feynes            Director                      October 11, 2000
     ---------------
     John Feynes