Form 10QSB
period 2000-09-30
AVIATION GROUP INC
filed 2000-11-20
CIK 355906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2000

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

Yes    X      No
     ----         ----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

4,956,722 shares of Common Stock were outstanding as of November 10, 2000.

Transitional Small Business Disclosure Format (check one):

 Yes           No   X
     -----        -----

                         PART I - FINANCIAL INFORMATION


                          Item 1. Financial Statements.

                                       AVIATION GROUP, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                                             September 30,            June 30,
                                                                                 2000                   2000
                                                                                 ----                   ----
ASSETS

Current Assets
     Cash and cash equivalents                                             $         540,000      $     432,000
     Restricted time deposit                                                       1,801,000          1,957,000
     Accounts receivable, net                                                      1,939,000          2,018,000
     Note receivable, affiliate                                                      344,000          1,930,000
     Inventory                                                                     1,216,000          1,049,000
     Prepaid expenses and other                                                      679,000            685,000
     Prepaid tour costs                                                            2,210,000          1,643,000
                                                                           -----------------      -------------
         Total Current Assets                                                      8,729,000          9,714,000
                                                                           -----------------      -------------
Property and equipment, net                                                        2,517,000          2,653,000

Goodwill, net                                                                     49,325,000         50,657,000
Other                                                                                541,000            720,000
                                                                           -----------------      -------------
                                                                                  49,866,000         51,377,000
                                                                           -----------------      -------------

Total Assets                                                               $      61,112,000      $  63,744,000
                                                                           =================      =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                           $       3,962,000          3,976,000
     Current portion of capital lease obligations                                    150,000            150,000
     Revolving and other short-term borrowings                                     4,156,000          4,162,000
     Accounts payable                                                              4,451,000          4,216,000
     Customer deposits                                                             3,022,000          3,718,000
     Accrued liabilities                                                           3,412,000          3,103,000
                                                                           -----------------       ------------
         Total Current Liabilities                                                19,153,000         19,325,000
                                                                           -----------------       ------------

Long-Term Liabilities

     Long-term debt, net of current maturities                                      426,000             431,000
     Capitalized leases, net of current maturities                                  246,000             264,000
     Other                                                                                               33,000
                                                                           ----------------       -------------
         Total Long-Term Liabilities                                                672,000             728,000
                                                                           ----------------       -------------
Total Liabilities                                                                19,825,000          20,053,000
                                                                           ----------------       -------------

Shareholders' Equity

     Series A 9% cumulative convertible Preferred Stock,
         $.01 par value $10,000 liquidation preference,
         1,650 shares outstanding                                                     2,000               2,000
     Series B 12% cumulative Preferred Stock,
         $10,000 liquidation  preference,
         2,100 shares outstanding                                                     2,000               2,000
     Common Stock, $.01 per value, 10,000,000 shares
         authorized, 4,790,801 and 4,790,801 shares
         issued and outstanding                                                      48,000              48,000
     Additional paid-in capital                                                  55,448,000          55,448,000
     Retained earnings (deficit)                                                (14,213,000)        (11,809,000)
                                                                           ----------------       -------------
         Total Shareholders' Equity                                              41,287,000          43,691,000
                                                                           ----------------       -------------

Total Liabilities and Shareholders' Equity                                 $     61,112,000       $  63,744,000
                                                                           ================       =============



        The accompanying notes are an integral part of these statements.


                                AVIATION GROUP, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                                       Three Months Ended
                                                                                          September 31,
                                                                                       2000            1999
                                                                                       ----            ----
Revenue                                                                            $  4,694,000   $  3,129,000

Cost of revenue                                                                       1,976,000      1,916,000
                                                                                   ------------   ------------

   Gross profit                                                                       2,718,000      1,213,000
                                                                                   ------------   ------------

General and administrative expenses                                                   3,179,000      1,496,000
Depreciation and amortization                                                         1,459,000        169,000
                                                                                   ------------   ------------
                                                                                      4,638,000      1,665,000

   Loss from operations                                                              (1,920,000)      (452,000)
                                                                                   ------------   ------------

Other income (expenses)
   Other income (expense)                                                                18,000             --
   Interest expense, net                                                               (502,000)      (177,000)
                                                                                   ------------   ------------
                                                                                       (484,000)      (177,000)
                                                                                   ------------   ------------

Loss from continuing operations                                                      (2,404,000)      (629,000)

   Income from discontinued operations                                                       --         30,000
                                                                                   ------------   ------------
Net loss                                                                           $ (2,404,000)  $   (599,000)
                                                                                   ============   ============

Loss per common share
    Loss before discontinued operations                                             $     (0.50)  $      (0.18)
    Income from discontinued operations                                                      --           0.01
                                                                                    -----------   ------------
Net loss per share (basic and diluted)                                              $     (0.50)  $      (0.17)
                                                                                    ===========   ============


Weighted average shares outstanding

       Basic and diluted                                                              4,790,801      3,573,928
                                                                                    ===========   ============



        The accompanying notes are an integral part of these statements.


                                       AVIATION GROUP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                   For the Three Months Ended September 30,
                                                                            2000                1999
                                                                            ----                ----
Cash Flows From Operating Activities:
Net (Loss)                                                             $(2,404,000)          $(599,000)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Provided (Used) by Operating Activities:
   Depreciation and amortization                                         1,459,000             233,000
    Decrease in restricted time deposits                                   156,000                  --
    Decrease in accounts receivable                                         79,000             260,000
    Decrease in affiliate receivable                                     1,586,000                  --
   (Increase) in inventories                                              (167,000)           (160,000)
   (Increase) decrease in prepaids and other current assets               (561,000)            183,000
   Increase in accounts payable                                            235,000             193,000
   Decrease in accrued liabilities                                        (387,000)            (26,000)
   Other                                                                   179,000              47,000
                                                                       -----------           ---------
   Total Adjustments                                                     2,579,000             730,000
                                                                       -----------           ---------
Net Cash Provided by Operating Activities                                  175,000             131,000
                                                                       -----------           ---------

Cash Flows From Investing Activities:
   Sales of property and equipment                                          10,000              42,000
                                                                       -----------           ---------
Net Cash Provided by Investing Activities                                   10,000              42,000

Cash Flows From Financing Activities:
   Proceeds (repayments) of short-term borrowings, net                      (7,000)             74,000
   Principal payments on long-term debt                                    (70,000)           (169,000)
                                                                       -----------           ---------
Net Cash Used  by Financing Activities                                     (77,000)            (95,000)
                                                                       -----------           ---------

Net Increase in Cash and Cash Equivalents                                  108,000              78,000
Cash and Cash Equivalents at Beginning of Period                           432,000              84,000
                                                                       -----------           ---------
Cash and Cash Equivalents at End of Period                             $   540,000           $ 162,000
                                                                       ===========           =========

Supplemental Disclosure of Cash Paid for Interest and Income Taxes:
   Cash paid for interest                                              $   277,000           $ 139,000
   Cash paid for income taxes                                                   --                  --



        The accompanying notes are an integral part of these statements.

                      AVIATION GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         In the opinion of management of Aviation Group, Inc. ("Aviation Group" or the "Company"), the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include valuation of acquired assets, provisions for warranty claims and bad debts and the length of assets' useful lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 2000.

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

         On December 29, 1999 the Company sold its Tri-Star Airline Services ground handling subsidiary operations. On February 8, 2000 the Company sold its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties and, when combined, generated a net gain on sale to the Company of $600,000 in fiscal 2000.

         In late February, 2000 Aviation Group entered into letters of intent and publicly announced a proposed three-way business combination with Global Leisure Travel, Inc. and travelbyus.com ltd. Global Leisure Travel, Inc. is a travel business specializing in the sale of Hawaiian and other Pacific-region vacation tour and other travel products to consumers. travelbyus.com ltd. is an integrated travel company. The business combination contemplates the acquisition by Aviation Group of these two companies with financing provided by travelbyus.com ltd. and private investment capital raised by Doerge Capital Management, the Company's financial advisor for this transaction. Additionally, Aviation Group engaged the investment firm of CIBC World Markets Corp. to review the transaction with travelbyus.com ltd. and express an opinion regarding the fairness of the terms to Aviation Group shareholders. Current Aviation Group shareholders will retain approximately 5% of the combined entity after the combination with travelbyus.com. See Note D - Proposed Business Combination with travelbyus.com ltd.

NOTE C - ACQUISITION OF GLOBAL LEISURE TRAVEL, INC.

         On March 17, 2000, the Company executed agreements to purchase Global Leisure Travel, Inc. ("Global"). On May 10, 2000, the Company completed its acquisition of Global, and Global is now a wholly-owned subsidiary of Aviation Group. As consideration for the purchase, the Company issued:

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

         In connection with the acquisition, the Company also invested $20.4 million in Global. These funds were used primarily to pay debts and other payables of Global. The financing for this investment by Aviation Group in Global was provided by:

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

         Effective September 30, 2000, Global Leisure and travelbyus.com entered into a management agreement under which travelbyus.com assumed responsibility for management of Global Leisure's business. travelbyus.com provides management and support services, including office space, utilities, office equipment, staff support, bookkeeping, accounting, billing, collection, contract administration and other overhead services. To the extent funds are available, Global Leisure is required to pay to travelbyus.com a servicing fee of $55 per paid trip and a monthly retainer of $5,000 and to reimburse travelbyus.com for direct advertising and marketing expenses and long distance, postage and delivery charges arising from Global Leisure's business. travelbyus.com also assumed responsibility for Global Leisure's working capital deficits during the agreement's term. This management agreement expires September 1, 2001.

         For financial reporting purposes, the Company has treated the Global acquisition as if it occurred on March 31, 2000, and Global'a operating results have been consolidated with the Company's results since April 1, 2000. The following unaudited pro-forma consolidated results of operations for the three month period ended September 30, 1999 assumes the Global acquisition occurred as of July 1, 1999. The information does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                                             Three months ended
                                                             September 30, 1999
                                                             -------------------

         Revenues                                                $5,394,000
         Net loss                                                (7,319,000)
         Net loss per share (basic and diluted)                      $(2.05)

NOTE D -  PROPOSED BUSINESS COMBINATION WITH TRAVELBYUS.COM LTD.

         Aviation Group executed on May 3, 2000 an agreement to combine its business with travelbyus.com through a statutory arrangement under Canadian law. The completion of the arrangement is subject to receipt of requisite regulatory approval, and when the arrangement is completed, travelbyus.com will become an indirect subsidiary of Aviation Group. The transaction involves a one-for-one share exchange. Former travelbyus.com shareholders will own directly or indirectly approximately 95% of Aviation Group's outstanding common stock after completion of the arrangement. As of November 10, 2000, Aviation Group and travelbyus.com had approximately 4,957,000 and 97,004,000 common shares outstanding, respectively.

         travelbyus.com is an integrated travel company, which provides travel services via the Internet, through 1-800 call centers and through traditional travel agencies. travelbyus.com's Web site, www.travelbyus.com, provides consumers with on-line travel options 24 hours per day. In addition to offering consumers travel options through the Internet, travelbyus.com also offers the consumer travel options through 1-800 call centers and traditional travel agencies. travelbyus.com provides a broad range of travel products, targeted primarily at the leisure customer, including airline tickets, cruise packages and ground packages.

         The companies have scheduled shareholder meetings on December 20, 2000 to vote on the business combination. If approved, the companies expect to account for the arrangement under the purchase method of accounting as if travelbyus.com had acquired Aviation Group and had been recapitalized under the capital structure of Aviation Group.

NOTE E -  BUSINESS SEGMENT INFORMATION

         The following table summarizes financial information by the Company's three business segments and corporate for the three-month periods ended September 30, 2000 and 1999, respectively. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for descriptions of the segments.

                                               Quarter Ended
                                             Ended September 30,
                                            ----------------------
                                            2000              1999
                                            ----              ----
Net Revenues:
     Painting and maintenance           $ 2,364,000       $ 2,194,000
     Manufacturing                        1,218,000           935,000
     Travel                               1,112,000                --
                                        -----------       -----------
Total                                   $ 4,694,000       $ 3,129,000
                                        ===========       ===========

Operating income  (loss):
     Painting and maintenance           $  (149,000)      $  (132,000)
     Manufacturing                           59,000           (50,000)
     Travel                              (1,798,000)               --
     Corporate                             (534,000)         (447,000)
                                        -----------       -----------
Total                                   $(2,422,000)      $  (629,000)
                                        ===========       ===========

Total assets:
     Painting and maintenance           $ 3,696,000       $ 4,025,000
     Manufacturing                        4,224,000         4,146,000
     Travel                              51,107,000                --
     Discontinued Operations                     --         3,669,000
     Corporate                            2,085,000           685,000
                                        -----------       -----------
Total                                   $61,112,000       $12,525,000
                                        ===========       ===========

There were no significant intersegment sales or transfers for either period. Operating income by business segment excludes interest and other miscellaneous income. Corporate assets consist primarily of cash and cash equivalents and prepaid expenses.

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

         During the quarter ended December 31, 1999, Aviation Group sold its Tri-Star Airline Services ground handling subsidiary operations. On February 8, 2000, Aviation Group sold its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties, and together generated a net gain on sale to Aviation Group of $600,000. In February 2000 Aviation Group entered into letters of intent and publicly announced a proposed three-way business combination with Global Leisure Travel, Inc. and travelbyus.com ltd. Global Leisure is a travel business specializing in the sale of Hawaiian and other Pacific-region vacation tour and other travel products to consumers. travelbyus.com is an integrated travel company which provides travel services via the Internet, through 1-800 call centers and through traditional travel agencies. This business combination and its related costs have been funded by financing provided to Aviation Group by travelbyus.com along with private investment capital raised by Doerge Capital Management, Aviation Group's financial advisor for this transaction. Additionally, Aviation Group engaged the investment firm of CIBC World Markets Corp. to review the transaction and express an opinion regarding the fairness of the terms to Aviation Group shareholders.

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

                              Results of Operations

         The following discussions and tables set forth a summary of changes in the major operating categories: aircraft painting, aviation parts manufacturing and service, and travel. These historical results are not necessarily indicative of results to be expected for any future period.

                                                        Quarter Ended Sept. 30,
                                                                 ( 000's)
                                                        ------------------------

   Total Aviation Group                                  2000             1999
   --------------------                                  ----             ----
                 Revenues                              $ 4,694           $3,129
                 Cost of revenue                        (1,976)          (1,916)
                 Operating and other expenses           (2,819)          (1,192)
                                                       -------           ------
                 Division income (loss)                   (101)              21
                                                       -------           ------
                 Corporate overhead                       (360)            (313)
                 Depreciation and amortization          (1,459)            (169)
                 Income from discontinued operations        --               30
                 Other income                               18                9
                 Interest expense                         (502)            (177)
                                                       -------           ------
                 Pre-tax loss                          $(2,404)          $ (599)
                                                       =======           ======

                                 Paint Division

         Revenues are generated primarily from stripping and painting and other aircraft coating services to major passenger and freight airlines and corporate aircraft and aviation related companies. For the last two years, the Paint Division has operated out of three separate locations in Louisiana, Oregon, and Mississippi. During fiscal 2000, Aviation Group completed construction and executed a hangar-facility operating lease on a new Boeing-747 sized hangar at its Louisiana painting headquarters. This new location commenced operations in July 2000, and its addition to Aviation Group's capacity should allow the Paint Division to consolidate much of its operations in Louisiana, thus reducing costs and improving future operating margins.

         Aviation Group's paint operations and related revenue and income can vary significantly from quarter to quarter based upon seasonality and scheduling factors of its major customers. During fiscal 2000, Aviation Group experienced reductions in revenues relating to the completion of its multi-year painting contract with United Airlines. This reduction, along with the retention of multiple paint facility locations pending the completion of its Boeing-747 sized paint facility in Louisiana, contributed to the operating loss for the fiscal 2000 year. Management anticipates, based upon projected backlog amounts from existing and new customers, increases in paint revenues and improvements in operating performance beginning in calendar 2001.

         Costs of revenues consist largely of direct and indirect labor, direct material and supplies, insurance and other indirect costs applicable to the completion of each contract or order. Operating expenses consist of all general and administrative and operating costs not included in costs of sales, including but not limited to facilities rent, indirect labor and other overhaul costs.

                                                       Quarter Ended Sept. 30,
                                                               ( 000's)
                                                       -------------------------

 Aircraft Paint Division                                2000             1999
 -----------------------                                ----             ----
 Revenues                                            $ 2,364           $2,194
 Cost of revenue                                      (1,293)          (1,371)
 Operating and other expenses                         (1,042)            (826)
                                                     -------           ------
Division income (loss)                               $    29           $   (3)
                                                     =======           ======

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

                                                         Quarter Ended Sept. 30,
                                                                 ( 000's)
       Aviation Parts Manufacturing &                    -----------------------
       Service Division                                   2000            1999
       ----------------                                   ----            ----

       Revenues                                         $ 1,218           $ 935
       Cost of revenue                                     (683)           (545)
       Operating and other expenses                        (355)           (366)
                                                        -------           -----
       Division income (loss)                           $   180           $  24
                                                        =======           =====


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

         Since its acquisition, Aviation Group has worked closely with travelbyus.com to integrate Global Leisure's products and operations into those of travelbyus.com. Aviation Group has executed a management agreement with travelbyus.com providing for the integration of Global Leisure's business into and with travelbyus.com. Cost reductions have been implemented by shutting down Global Leisure's Seattle, Washington offices, and combining its operations with those of travelbyus.com in Reno, Nevada. Global Leisure's travel products are being combined and cross-sold with travelbyus.com travel products, thus increasing potential for future revenue growth. When fully integrated into travelbyus.com's Internet distribution system, operating margins of Global Leisure should improve in the coming fiscal year. Management believes that this integration is vital to the success of its leisure travel operations, and if successful, can allow Global Leisure to grow and achieve profitability for Aviation Group and travelbyus.com.

         For financial reporting purposes, Aviation Group has treated the Global Leisure acquisition as if it occurred on March 31, 2000, and its operations are included in Aviation Group's unaudited statements of operations beginning April 1, 2000.

                                                         Quarter Ended Sept. 30,
                                                                  ( 000's)
                                                         -----------------------

    Leisure Travel Division                                 2000           1999
    -----------------------                                 ----           ----

    Gross bookings                                        $6,227           $  -
    Cost of tickets                                       (5,115)             -
                                                          ------
    Reportable revenues                                    1,112              -
    Operating and other expenses                          (1,422)             -
                                                          ------
    Division income (loss)                                $ (310)             -
                                                          ======


                       Aviation Group - Corporate Overhead

         Operating expenses consist of all general and administrative and operating costs to provide management to Aviation Group's divisions and not directly attributable to the divisions' operations. These charges include legal, accounting, travel and other related overhead. During the fiscal quarters ended September 30, 2000 and 1999, Aviation Group incurred $137,000 and $58,000 in non-amortizable acquisition related costs and direct costs associated with Aviation Group's status as a public company. A key benefit of its intended merger with travelbyus.com is the reduction in corporate expenses, which management believes it generates upon its complete integration into the travelbyus.com business. These costs include legal, accounting, public-company costs, and other overhead items that significantly overlap with existing travelbyus.com operations.

                                                         Quarter Ended Sept. 30,
                                                                ( 000's)
                                                         -----------------------
  Corporate Overhead                                       2000            1999
  ------------------                                       ----            ----

  Operating and other expenses                           $ (223)         $ (255)
  Acquisition and merger activity costs                    (137)            (58)
                                                         ------          ------
                 Total corporate expenses                $ (360)         $ (313)
                                                         ======          ======



                     Seasonality and Variability of Results

         The Global Leisure travel operations experience seasonal variability in revenues, primarily relating to the heavy summer and year-end leisure travel seasons. Management believes, however, that the integration of Global Leisure into travelbyus.com's other travel and technology companies will allow it to increase revenues above historical levels in future periods, and that when combined with other travelbyus.com travel products, can generate higher gross margins as well. Aviation Group's aircraft painting operations can experience significant seasonality and quarter-to-quarter variability in its stripping and painting operations. Scheduling of Aviation Group's paint customer fleet deliveries can significantly affect quarter-to-quarter results as well. During fiscal 2000, Aviation Group experienced reductions in revenues relating to the completion of its multi-year painting contract with United Airlines. This reduction, along with the retention of multiple paint facility locations pending the completion of its Boeing-747 sized paint facility in Louisiana contributed to the operating loss for the fiscal 2000 year. Management anticipates, based upon projected backlog amounts from existing and new customers, increases in paint revenues and operating performance beginning in calendar 2001. Significant changes in such scheduled operations or failure to attract additional aircraft painting contracts could have a material adverse effect on Aviation Group operations. Management, therefore, is required to plan cash flow accordingly.

                Quarter Ended September 30, 2000 Compared to the
                        Quarter Ended September 30, 1999

         Aviation Group's net revenue increased by $1,565,000, or 50%, for the three months ended September 30, 2000 compared to the quarter ended September 30, 1999. The increase was primarily due the inclusion of net travel revenues of $1,112,000 from the Company's Global Travel subsidiary, and growth in aviation battery operations. Costs of revenue for the fiscal 2001 quarter of $1,976,000 were basically flat compared to the fiscal 2000 quarter. Costs of revenue as a percentage of revenue decreased by 19%, from 61% in 1999, to 42% in 2001. This improvement results from the inclusion of travel revenues on a net basis for accounting purposes. Marginal cost of revenues in the Company's aircraft paint business were flat, while aircraft battery margins improved slightly during the three months ended September 30, 2000 compared to the same period last year.

         Operating costs and overhead associated with Global Leisure travel operations accounted for most of the increase in fiscal 2001 to $2,821,000 from $1,192,000 in fiscal 2000. Aviation Group's interest expense was $402,000 for the three months ended September 30, 2000 versus $177,000 for the three months ended September 30, 1999, and included non-cash interest expense of $131,000 associated with common stock warrants issued to lenders relating to Aviation Group's short term note financings in the fiscal 2000 year.

         Depreciation and amortization expense rose significantly during the quarter ended September 30, 2000 to $1,459,000 from $169,000 for the quarter ended September 30, 1999. This increase relates to goodwill amortization associated with Aviation Group's acquisition of Global Leisure and, while non-cash in nature, will have a significant negative effect on reported net income figures in future periods, totaling approximately $50,000,000 over the next ten years.

         Certain stock options and warrants were re-priced in fiscal 2000. These options and warrants have been accounted for as variable instruments beginning July 1, 2000, which will entail recording expense for any increase in Aviation Group's stock price over the exercise prices of the options and warrants. This had no effect for the quarter ended September 30, 2000, but could have a material effect on Aviation Group's future results of operations.

Financial Condition and Liquidity

         Aviation Group has incurred significant losses, due in part to corporate overhead associated with Aviation Group's acquisition strategy. Management continues its efforts to reduce overhead costs. Reductions in non-essential division operating expenses, along with elimination of marginal products and services that do not provide future growth or near-term profits have also been pursued.

         Since the acquisition of Global Leisure, Aviation Group has worked closely with travelbyus.com to integrate Global Leisure's products and operations into those of travelbyus.com. Aviation Group has executed a management agreement with travelbyus.com providing for the integration of Global Leisure's business into and with travelbyus.com, including the funding by travelbyus.com of operating shortfalls at Global Leisure pending the completion of Aviation Group's combination with travelbyus.com. Cost reductions have been implemented by shutting down Global Leisure's Seattle, Washington offices and combining its operations with those of travelbyus.com in Reno, Nevada. Global Leisure's travel products are being combined and cross-sold with travelbyus.com travel products, thus increasing potential for future revenue growth. When fully integrated into travelbyus.com's Internet distribution system, operating margins of Global Leisure should improve in the coming fiscal year. Management believes that this integration and the related arrangement with travelbyus.com is vital to the long term success of Aviation Group.

         During the fiscal year ended June 30, 2000, Aviation Group sold its Tri-Star Airline Services ground handling and its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties, and together generated a gain on sale to Aviation Group of $600,000. In connection with Aviation Group's acquisition of Global Leisure, through March 31, 2000, Aviation Group raised a total of $20.4 million in capital. These funds were used primarily to finance Global Leisure, with Aviation Group retaining approximately $500,000 in funds for operating and transaction cost funding purposes. These funds have supplemented Aviation Group's existing revolving credit facilities to fund its business. At September 30, 2000, Aviation Group had a working capital deficit of $10,424,000. Aviation Group has negotiated with certain of its aviation service vendors and other lenders exchange agreements wherein these parties may receive Aviation Group common stock in exchange for cancellation of certain current payables and debt. Global Leisure also obtained an agreed deferral of payables approximating $3.5 million until September 2001. Additionally, $3,000,000 in debt is supported by a travelbyus.com guarantee. While these funds combined with current operating levels should allow Aviation Group to meet its working capital requirements during fiscal 2001, significant interruptions in currently scheduled Aviation Group operations would adversely affect Aviation Group's financial condition and require additional capital from asset sales, borrowings, or equity financings in order to allow Aviation Group to meet its obligations. No assurance can be made that such sales or financings will be available or available on terms deemed advantageous to Aviation Group if such events occur.

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

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds


(a)      Not applicable.

(b)      Not applicable.

(c) Since the beginning of the quarter ended September 30, 2000, the Company issued or agreed to issue the following nonregistered securities, which were not previously reported under Item 5 of the Company's Form 10-KSB Annual Report for the fiscal year ended June 30, 2000:

         In connection with the conversion in March 2000 by holders of $340,600 in convertible notes, as previously reported, the Company guaranteed that any resales of the shares obtained by these holders would result in proceeds of at least the conversion price. In early November 2000, five of these holders agreed to accept the issuance of 60,071 shares of common stock in satisfaction of a total of approximately $60,000 owed to them under the resale price guaranty. The Company agreed to register these shares for resale under the Securities Act and promised to protect them from any loss realized from the resale of these new shares if the net proceeds are less than $1 per share. These recipients are all existing shareholders and prior noteholders of the Company. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act. The Company believed these recipients to be sophisticated and knowledgeable investors possessing sufficient information about the Company.

         In connection with the Company's purchase of Aero Design, Inc. and Battery Shop, L.L.C., as previously reported, the Company promised to pay to one of the former owners a royalty equal to 2 1/2% of the Company's net sales from new products for which the Company obtains new PMA licenses developed by Aero Design through the former owner's efforts. In August 2000, the former owner agreed to accept the issuance of 58,737 shares of common stock in satisfaction of the Company's accrued royalty obligation as of August 7, 2000. The Company relied upon the exemption from registration provided by Section 4(2) or 3(9) of the Securities Act. The former owners are existing shareholders of the Company, are executive officers or directors of Aero Design and active in Aero Design's business, and are considered by the Company to be sophisticated and knowledgeable investors.

         In May 2000, as previously reported, the Company issued warrants to purchase 225,000 shares of common stock to SW Pelham Fund, L.P. in connection with a $3,000,000 loan made by SW Pelham Fund to the Company. The warrants have an exercise price of $2.125 and expire on May 8, 2005. In early November 2000, these warrants were amended to represent the right to purchase 250,000 shares at $1.50 per share in connection with an extension of the loan. The amended warrants were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act. The Company believed that SW Pelham Fund was a sophisticated and knowledgeable investor.

         In July 2000, the Company negotiated an arrangement with one of its landlords, the Oregon Public Employee Retirement Fund, to accept a note and shares of common stock in satisfaction of past due rents, operating expenses and accrued interest owed by the Company totaling approximately $498,000. The note's maturity was extended to January 31, 2001 as a result of the Company's agreement to issue additional shares. A total of 331,842 shares have been or will be issued. The Company agreed to register the shares for resale under the Securities Act. Any proceeds received by the Fund from the resale of the shares must be credited against the note balance. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act. The Company believed that the Fund was a sophisticated and knowledgeable investor possessing sufficient information regarding the Company.

         The Company has granted to holders of notes payable by the Company's subsidiaries the right to exchange the debt represented by the notes into shares of the Company's common stock. Notes payable aggregating approximately $1,054,000 are exchangeable at $1.50 per share into a total of approximately 703,000 shares of common stock. Notes payable aggregating approximately $86,940 are exchangeable at $3.00 per share into a total of approximately 28,980 shares of common stock. The holders of these notes consist of one bank and eight trade vendors of the Company's subsidiaries. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act in granting the exchange rights. The Company believed that the holders were sophisticated and knowledgeable in business matters in general.

(d)      Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         The following documents are included as exhibits to this Form 10-QSB and are filed herewith unless otherwise indicated.

Exhibit           Description

10.1 Amended and Restated Warrant Agreement dated November 2, 2000 between Aviation Group, Inc. and SW Pelham Fund, L.P. (a)

10.2 Waiver and Amendment Agreement dated as of November 2, 2000 among Aviation Group, Inc., SW Pelham Fund, L.P. and Curtis Holdings, Inc.(a)

10.3 Form of Amended and Restated Exchangeable Promissory Note, Resale Price Indemnity and First Amendment to Resale Price Indemnity executed by Aviation Exteriors Portland, Inc. or Aviation Exteriors Louisiana, Inc. with various trade vendors (a)

10.4 Form of Exchange Agreement and First Amendment to Exchange Agreement executed between Aviation Group, Inc. and various trade vendors (a)

27.1     Financial Data Schedule

--------------------------------

(a) Incorporated herein by reference to the Form SB-2 Registration Statement of Aviation Group, Inc. (File No. 333-49658).

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  November 17, 2000.

                             AVIATION GROUP, INC.



                             By:   /s/ Richard L. Morgan
                                  ----------------------------------------------
                                  Richard L. Morgan, Chief Financial Officer and Executive Vice President