Form 10QSB
period 2000-12-31
TRAVELBYUS INC
filed 2001-02-21
CIK 355906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

        (Mark One)

          [X]  Quarterly   report  pursuant  to  Section  13  or  15(d)  of  the
               Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

          [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

          For the transition period from ____________ to ____________

          Commission file number :     0-10124
                                       -------


                                travelbyus, Inc.
        (Exact name of Small Business Issuer as specified in its charter)


               Texas                                             75-2631373
  (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)


                             700 North Pearl Street
                                   Suite 2170
                               Dallas, Texas 75201
                    (Address of Principal Executive Offices)

Aviation Group, Inc.        (214) 922-8100                    June 30
   (Former Name)      (Issuer's Telephone Number)       (Former Fiscal Year,
                                                   If Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X          No
               ----------          ----------


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,552,498 shares of Common Stock were outstanding as of February 16, 2001.

Transitional Small Business Disclosure Format (check one):

         Yes                  No          X
               ----------            ----------

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        TRAVELBYUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             December 30,             June 30,
                                                                                 2000                   2000
                                                                                 ----                   ----
ASSETS

Current Assets
     Cash and cash equivalents                                             $     265,000          $     432,000
     Restricted time deposit                                                   1,768,000              1,957,000
     Accounts receivable, net                                                     28,000              2,018,000
     Note receivable, affiliate                                                       --              1,930,000
     Inventory                                                                        --              1,049,000
     Prepaid expenses and other                                                1,310,000                685,000
     Prepaid tour costs                                                        1,797,000              1,643,000
     Assets held for sale                                                      2,568,000                     --
                                                                           -------------          -------------
         Total Current Assets                                                  7,989,000              9,714,000
                                                                           -------------          -------------

Property and equipment, net                                                      167,000              2,653,000
Goodwill, net                                                                 44,935,000             50,657,000
Non-current assets held for resale                                             3,983,000                     --
Other                                                                            209,000                720,000
                                                                           -------------          -------------
Total Assets                                                               $  57,283,000          $  63,744,000
                                                                           =============          =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

     Current maturities of long-term obligations                           $   3,635,000          $   3,976,000
     Current portion of capital lease obligations                                     --                150,000
     Revolving and other short-term borrowings                                 3,939,000              4,162,000
     Accounts payable, affiliate                                               4,122,000                     --
     Accounts payable                                                          1,576,000              4,216,000
     Customer deposits                                                         1,581,000              3,718,000
     Accrued liabilities                                                       1,217,000              3,103,000
     Liabilities of discontinued operations                                    5,346,000                     --
                                                                           -------------          -------------
         Total Current Liabilities                                            19,861,000             19,325,000
                                                                           -------------          -------------

Long-Term Liabilities

     Long-term debt, net of current maturities                                        --                431,000
     Capitalized leases, net of current maturities                                    --                264,000
     Other                                                                        25,000                 33,000
                                                                           -------------          -------------
         Total Long-Term Liabilities                                              25,000                728,000
                                                                           -------------          -------------
Total Liabilities                                                             21,441,000             20,053,000
                                                                           -------------          -------------

Shareholders' Equity

     Series A 9% cumulative  convertible Preferred Stock,
         $10,000 liquidation preference                                            2,000                  2,000
     Series B 12% cumulative  Preferred Stock,  $10,000
         liquidation  preference                                                   2,000                  2,000
     Common Stock                                                                 10,000                 10,000
     Additional paid-in capital                                               55,487,000             55,486,000
     Retained earnings (deficit)                                             (19,659,000)           (11,809,000)
                                                                           -------------          -------------
         Total Shareholders' Equity                                           35,842,000             43,691,000
                                                                           -------------          -------------

Total Liabilities and Shareholders' Equity                                 $  57,283,000          $  63,744,000
                                                                           =============          =============

        The accompanying notes are an integral part of these statements.


                        TRAVELBYUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                 Six Months Ended
                                                        December 31,                      December  31,
                                                        ------------                      -------------
                                                     2000            1999              2000            1999
                                                     ----            ----              ----            ----
Travel revenues                                  $    481,000   $        --        $  1,592,000   $  4,570,000

General and Administrative Expenses                 1,277,000       518,000           3,003,000        829,000
Depreciation and Amortization                       1,240,000            --           2,508,000             --
                                                 ------------   -----------        ------------   ------------
                                                    2,517,000       518,000           5,511,000        829,000
                                                 ------------   -----------        ------------   ------------

   Loss From Operations                            (2,036,000)     (518,000)         (3,918,000)      (829,000)
                                                 -------------  ------------       -------------  -------------

Other Income (expenses)
   Other income (expense)                              22,000            --              40,000             --
   Interest expense, net                             (319,000)           --            (608,000)            --
                                                     ---------     ---------           ---------      ---------
                                                     (297,000)           --            (568,000)            --
                                                     ---------     ---------           ---------      ---------

Loss from continuing operations                    (2,333,000)     (518,000)         (4,487,000)      (829,000)

   Loss from discontinued operations               (1,673,000)     (878,000)         (1,911,000)    (1,087,000)

   Gain (loss) on sale of subsidiaries, net        (1,452,000)      681,000          (1,452,000)       602,000
                                                 -------------  ------------       -------------  -------------
                                                   (3,125,000)     (197,000)         (3,363,000)      (485,000)
                                                 -------------  -----------        -------------  ------------

Net Income (Loss)                                $ (5,458,000)  $  (715,000)       $ (7,850,000)  $ (1,314,000)
                                                 =============  ============       =============  =============

Earnings (loss) per common share
    Loss from continuing operations              $      (2.35)  $     (0.73)       $      (4.61)  $      (1.16)
    Loss from discontinued operations                   (3.15)        (0.27)              (3.45)         (0.68)
                                                 -------------  ------------       -------------  ------------

Net loss per share (basic and diluted)           $      (5.50)  $     (1.00)       $      (8.06)  $      (1.84)
                                                 =============  ============       =============  =============

Weighted average shares outstanding

       Basic and diluted                              991,344       714,786             974,752        714,786
                                                 =============  ============       =============  =============



        The accompanying notes are an integral part of these statements.



                       TRAVELBYUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the Six  Months Ended December 30,
                                                                     --------------------------------------
                                                                            2000                1999
                                                                            ----                ----
Cash Flows From Operating Activities:
Net Loss                                                               $(6,850,000)        $(1,314,000)
Adjustments to Reconcile Net Loss
to Net Cash Used by Operating Activities:
   Loss (gain) on sale of subsidiaries                                   1,452,000            (602,000)
   Depreciation and amortization                                         2,806,000             315,000
   Decrease in restricted time deposits                                    189,000             434,000
   (Increase) decrease in accounts receivable                              533,000             902,000
   (Increase) decrease in inventories                                      (70,000)            186,000
   (Increase) decrease in prepaids and other current assets               (976,000)           (523,000)
   Decrease in accounts payable                                           (364,000)           (316,000)
   Increase (decrease) in accrued liabilities                              533,000            (118,000)
   Other                                                                   246,000              32,000
                                                                       ------------        ------------
   Total Adjustments                                                     4,349,000             310,000
                                                                       -----------         ------------
Net Cash Used by Operating Activities                                   (2,501,000)         (1,004,000)
                                                                       ------------        ------------

Cash Flows From Investing Activities:
   Proceeds from sale of discontinued business segments                    175,000           2,583,000
   Sales (payments) for property and equipment additions                    10,000                  --
   Decrease in affiliate receivable                                      1,930,000                  --
                                                                       ------------        ------------
Net Cash Provided by Investing Activities                                2,115,000           2,583,000

Cash Flows From Financing Activities:
   Increase (Repayments) of short-term borrowings, net                     367,000            (690,000)
   Principal payments on long-term debt                                   (148,000)           (604,000)
                                                                       ------------        ------------
Net Cash Provided (Used) by Financing Activities                           219,000          (1,294,000)
                                                                       ------------        ------------

Net Increase in Cash and Cash Equivalents                                 (167,000)            285,000
Cash and Cash Equivalents at Beginning of Period                           432,000              84,000
                                                                       ------------        ------------
Cash and Cash Equivalents at End of Period                             $   265,000         $   369,000
                                                                       ============        ============
Supplemental Disclosure of Cash Paid for Interest and Income Taxes:
   Cash paid for interest                                              $   400,000         $   381,000
   Cash paid for income taxes                                                   --                  --




        The accompanying notes are an integral part of these statements.

                        TRAVELBYUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         In the opinion of management of travelbyus, Inc. (the "Company"), the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include valuation of acquired assets, provisions for warranty claims and bad debts and the length of assets' useful lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 2000.

NOTE B - SALES AND DISCONTINUATION OF BUSINESS SEGMENTS

         The Company has since 1999 been in discussions with third parties regarding the sale or merger of the entire enterprise, and is also in discussions with certain third parties regarding the sale of certain remaining segments of the Company's operations on an individual basis.

         On December 29, 1999, the Company sold its Tri-Star Airline Services ground handling subsidiary operations. On February 8, 2000, the Company sold its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties and, when combined, generated a net gain on sale to the Company of $600,000 in fiscal 2000. On December 20, 2000, the Company sold its General Electrodynamics Corporation aircraft scale manufacturing business to another unrelated third party for $535,000 in cash and debt assumption, generating a net loss on sale to the Company of $1,452,000.

         In January 2001, the Company completed the arrangement with travelbyus. com, Ltd. In connection with that transaction, the Company intends to dispose of all non-travel related operations. The non-travel related assets, liabilities and operations are presented as held for sale or discontinued in the accompanying financial statements.

NOTE C - ACQUISITION OF GLOBAL LEISURE TRAVEL, INC.

             On March 17, 2000, the Company executed agreements to purchase Global Leisure Travel, Inc. ("Global"). On May 10, 2000, the Company completed its acquisition of Global, and Global is now a wholly-owned subsidiary of the Company. As consideration for the purchase, the Company issued:

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

             In connection with the acquisition, the Company also invested $20.4 million in Global. These funds were used primarily to pay debts and other payables of Global. The financing for this investment by the Company in Global was provided by:

             $5,000,000 invested by travelbyus.com, ltd. through the purchase of 500 shares of Series B preferred stock from the Company at $10,000 per share;

             $2,000,000 invested by private investors in the purchase of 750,000 shares of the Company's common stock at $2.667 per share, and;

             $16,000,000 invested by private investors in the purchase of 1,600 units of the Company's Series B 12% cumulative preferred stock and Series C warrants, at a price of $10,000 per unit, each unit consisting of one share and 750 warrants.

         Effective September 30, 2000, Global and travelbyus.com entered into a management agreement under which travelbyus.com assumed responsibility for management of Global's business. travelbyus.com provides management and support services, including office space, utilities, office equipment, staff support, bookkeeping, accounting, billing, collection, contract administration and other overhead services. Global is required to pay to travelbyus.com a servicing fee of $55 per paid trip and a monthly retainer of $5,000 and to reimburse travelbyus.com for direct advertising and marketing expenses and long distance charges arising from Global's business. travelbyus.com also assumed responsibility for Global's working capital deficits commensurate with the agreement's term. This management agreement expires September 1, 2001.

         For financial reporting purposes, the Company has treated the Global acquisition as if it occurred on March 31, 2000. Global's operating results have been consolidated with the Company's operating results since April 1, 2000.

NOTE D -  BUSINESS COMBINATION WITH TRAVELBYUS.COM LTD.

         In late February 2000, the Company entered into letters of intent and publicly announced a proposed three-way business combination with Global. and travelbyus.com. Global is a travel business specializing in the sale of Hawaiian and other Pacific-region vacation tour and other travel products to consumers. travelbyus.com is an integrated travel company. The business combination contemplated the acquisition by the Company of these two companies with financing provided by travelbyus.com and private investment capital raised by Doerge Capital Management, the Company's financial advisor for this transaction. Additionally, the Company engaged the investment firm of CIBC World Markets Corp. to review the transaction with travelbyus.com and express an opinion regarding the fairness of the terms to the Company's shareholders.

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

         The companies held shareholder meetings on December 20, 2000 to vote on the business combination, which was approved. On January 25, 2001, the Company completed the statutory arrangement (the "Arrangement") in accordance with Ontario, Canada law pursuant to which travelbyus.com ltd., an Ontario corporation ("travelbyus.com"), was acquired by Travelbyus Canada Holdings Ltd., formerly known as Aviation Group Canada Limited, a Canadian subsidiary of the Company. In connection with the consummation of the Arrangement, on January 24, 2001, the Company also changed its name from Aviation Group, Inc. to travelbyus, Inc., effected a one-for-five reverse split of its common stock and increased its authorized number of shares of common stock from 10,000,000 to 250,000,000. The Company's pre-existing shareholders retained beneficial ownership of approximately 5% of the combined entity. The accompanying financial statements reflect the reverse split from the earlaiest period presented.

         As part of the Arrangement, the outstanding common shares of travelbyus.com were converted into exchangeable shares of travelbyus.com on a one-for-one basis. Under the terms of the exchangeable shares and related agreements, every five exchangeable shares are exchangeable, at the holder's election, into one share of the Company's common stock. Any remaining exchangeable shares not previously exchanged will automatically be exchanged into the Company's common stock on January 1, 2003, or earlier upon the occurrence of certain events. Each share of common stock of the Company that was outstanding prior to the Arrangement remains outstanding and unchanged by the Arrangement, except that every five shares now represents one share in accordance with the reverse split.

         The combined companies will account for the transaction under the purchase method of accounting as if travelbyus.com had acquired the Company and had recapitalized under the capital structure of the Company. Accordingly, the combined company will record the assets and liabilities of the Company as being acquired by travelbyus.com in the Arrangement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     General

         A key element of the Company's strategy historically involved growth through acquisitions of other companies, assets or product or service lines that would complement or expand the Company's existing aviation service operations. Since 1996, the Company has purchased five separate entities. Management believed that acquisitions would enable it to leverage its fixed costs of operations and further expand the products and services that it could offer to its customers. The Company intended to use its common stock as the major source of its capital to execute its acquisition strategy.

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

         During the fiscal 2000 year, management concluded that (a) the Company's stock traded below the potential value of its existing underlying companies, (b) acquisitions of new companies at these lower share price levels would dilute existing shareholders, and (c) continuation of its historical corporate overhead strategy without growth from acquisitions would erode shareholder value. Accordingly, in August 1999, the board of directors approved a management plan to engage investment advisors and pursue the additional strategy of selling all or part of the Company's businesses, or merging with another company with greater growth and shareholder appreciation potential.

         During the quarter ended December 31, 1999, the Company sold its Tri-Star Airline Services ground handling subsidiary operations. On February 8, 2000, the Company sold its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties, and together generated a net gain on sale to the Company of $600,000. On December 20, 2000, the Company sold its General Electrodynamics Corporation aircraft scale manufacturing business to another unrelated third party for $535,000 in cash and debt assumption, generating a net loss on sale to the Company of $1,452,000.

         In February 2000, the Company entered into letters of intent and publicly announced a proposed three-way business combination with Global Leisure Travel, Inc. and travelbyus.com ltd. Global is a travel business specializing in the sale of Hawaiian and other Pacific-region vacation tour and other travel products to consumers. travelbyus.com is an integrated travel company which provides travel services via the Internet, through 1-800 call centers and through traditional travel agencies. This business combination and its related costs have been funded by financing provided to the Company by travelbyus.com along with private investment capital raised by Doerge Capital Management, the Company's financial advisor for this transaction. Additionally, the Company engaged the investment firm of CIBC World Markets Corp. to review the transaction and express an opinion regarding the fairness of the terms to the Company's shareholders.

         The companies held shareholder meetings on December 20, 2000 to vote on the business combination, which was approved. On January 25, 2001, the Company completed the statutory arrangement (the "Arrangement"). The Company also changed its name to travelbyus, Inc., effected a one-for-five reverse split of its common stock (the "Reverse Split") and increased its authorized number of shares of common stock from 10,000,000 to 250,000,000.

         Beginning January 2001, the combined companies will account for the transaction under the purchase method of accounting as if travelbyus.com had acquired the Company and had recapitalized under the capital structure of the Company. Accordingly, the combined company will record the assets and
liabilities  of  the  Company  as  being  acquired  by   travelbyus.com  in  the
Arrangement.

         In connection with the Arrangement, the Company intends to dispose of all non-travel related operations. The non-travel related assets, liabiliaties and operations are presented as held for sale or discontinued in the Company's financial statements included elsewhere in this report.

         The combination with travelbyus.com allows management to reduce overlapping corporate overhead, complete the integration of its Global travel operations into and with travelbyus.com, and pursue the sale of its remaining aviation service and manufacturing businesses. While negotiations regarding the sale of these businesses is underway with certain third parties, no agreements have been reached.

                              Results of Operations

         The following discussions and tables set forth a summary of changes in the major categories, presented by division, of revenues, costs of goods sold and operating expenses from each of the previous period's results. These historical results are not necessarily indicative of results to be expected for any future period.



                                                       Three months ended                   Six months ended
                                                          December 31,                         December 31,
                                                       (Unaudited 000's)                    (Unaudited 000's)
                                                       ------------------                   -----------------
Total Company                                         2000            1999                 2000           1999
-------------                                         ----            ----                 ----           ----
Travel revenues                                      $    481      $     --               $  1,592      $     --
Operating and other expenses                             (607)           --                 (1,913)           --
                                                     ---------     ---------              ---------     ---------
                                                         (126)           --                   (381)           --
                                                     ---------     ---------              ---------     ---------
Corporate overhead                                       (670)         (518)                (1,030)         (829)
Depreciation and amortization                          (1,240)           --                 (2,508)           --
Loss from discontinued operations                      (1,673)         (878)                (1,911)       (1,087)
Gain (loss) on sale of subsidiaries                    (1,452)          681                 (1,452)          602
Interest and other income                                  22           (17)                    40            --
Interest expense                                         (319)         (173)                  (608)           --
                                                     ---------     ---------              ---------    ----------

Pre-tax income (loss)                                $ (5,458)     $   (715)              $ (7,850)    $  (1,314)
                                                     =========     =========              =========    ==========




Leisure Travel Division
-----------------------

         In conjunction with the Company's letter of intent agreement to combine with travelbyus.com, on March 17, 2000, the Company executed agreements to purchase Global. On May 10, 2000, the Company completed its acquisition of Global, and Global is now a wholly-owned subsidiary of the Company. Global provides travel related services primarily through retail travel agencies, and is a seller of bulk travel services, maintaining several wholesale and discount contracts with leading providers of travel in the industry.

         Since its acquisition, the Company has worked closely with travelbyus.com to integrate Global's products and operations into those of travelbyus.com. The Company has executed a management agreement with travelbyus.com providing for the integration of Global's business into and with travelbyus.com. Cost reductions have been implemented by shutting down Global's Seattle, Washington offices, and combining its operations with those of travelbyus.com in Reno, Nevada. Global's travel products are being combined and cross-sold with travelbyus.com travel products, thus increasing potential for future revenue growth. When fully integrated into travelbyus.com's Internet distribution system, management believes operating margins of Global should improve in the coming fiscal year. Management believes that this integration is vital to the success of its leisure travel operations, and if successful, can allow Global to grow and achieve profitability for the Company and travelbyus.com.

         For financial reporting purposes, the Company has treated the Global acquisition as if it occurred on March 31, 2000 and has included the operations of Global with the Company's operations beginning April 1, 2000.

                                                       Three months ended                   Six months ended
                                                          December 31,                         December 31,
                                                       (Unaudited 000's)                    (Unaudited 000's)
                                                       ------------------                   -----------------
Travel Division                                      2000              1999               2000             1999
---------------                                      ----              ----               ----             ----
Gross bookings                                     $  4,333            $  --            $ 10,560           $  --
Cost of  tickets                                     (3,853)              --              (8,968)             --
Reportable revenues                                     481               --               1,592              --
Operating & other expenses                             (607)              --              (1,973)             --
                                                   ---------           -----            ---------          -----
Recurring division income (loss)                       (126)              --                (381)             --
                                                   ---------           -----            ---------          -----

Corporate Overhead
------------------

         Operating expenses consist of all general and administrative and operating costs to provide management to the Company's divisions, to support expected growth, and to seek acquisition targets, not directly attributable to the divisions' operations. These charges include legal, accounting, travel and other related overhead. During the quarters ended December 31, 2000 and 1999, the Company incurred $465,000 and $41,000 in non-amortizable acquisition related costs and direct costs associated with the Company's status as a public company. For the six months ended December 31, 2000 and 1999, such amounts were $602,000 and $99,000. Management continues its efforts to reduce overhead costs, and having completed its combination with travelbyus in January 2001 expects additional improvements in future periods, principally from reductions in the Company's management overhead, insurance cost reductions, and reductions in accounting, legal, and other indirect expenses.

                                                       Three months ended                  Six months ended
                                                          December 31,                        December 31,
                                                       (Unaudited 000's)                   (Unaudited 000's)
Corporate Overhead                                   2000             1999               2000             1999
------------------                                   ----             ----               ----             ----
Operating and other expenses                      $  (205)         $  (477)            $   (428)        $   (730)
Acquisition and business combination costs           (465)             (41)                (602)             (99)
                                                  --------         --------            --------         ---------
Total corporate overhead                          $  (670)         $  (518)            $ (1,030)        $   (829)

Gain (Loss) on Sale of Discontinued
  Operations
------------
Purchase proceeds                                 $   175          $ 1,749             $    175         $  1,758
Book value of assets sold, net                    $  (513)             (87)                (513)             (87)
Write-off of unrealized goodwill, net              (1,114)            (981)              (1,114)          (1,069)
                                                  --------         --------            ---------        ---------
Gain (loss) on sale                               $(1,452)             681             $ (1,452)        $    602


                     Seasonality and Variability of Results

         The  Global  travel  operations   experience  seasonal  variability  in
revenues, primarily relating to the heavy summer and year-end leisure travel seasons. Management believes, however, that the integration of Global into travelbyus.com's other travel and technology companies will allow it to increase revenues above historical levels in future periods, and that when combined with other travelbyus.com travel products, can generate higher gross margins as well. The Company's aircraft painting operations can experience significant seasonality and quarter-to-quarter variability in its stripping and painting operations. Scheduling of the Company's paint customer fleet deliveries can significantly affect quarter-to-quarter results as well. During fiscal 2000, the Company experienced reductions in revenues relating to the completion of its multi-year painting contract with United Airlines. This reduction, along with the retention of multiple paint facility locations pending the completion of its Boeing-747 sized paint facility in Louisiana, contributed to the operating loss for the fiscal 2000 year. Management anticipates, based upon projected backlog amounts from existing and new customers, increases in paint revenues beginning in calendar 2001. Significant changes in such scheduled operations or failure to attract additional aircraft painting contracts could have a material adverse effect on the Company's operations. Management, therefore, is required to plan cash flow accordingly.

          Quarter Ended December 31, 2000 Compared to the Quarter Ended
                                December 31, 1999

         The Company's net revenue increased by $481,000 for the three months months ended December 31, 2000 compared to the quarter ended December 31, 1999, which results from the inclusion of travel revenues beginning in 2000.

         Direct operating costs and overhead associated with Global travel operations accounted for a significant portion of the increase in fiscal 2001 to $1,277,000 from $518,000 in fiscal 2000. Also, Company corporate overhead for the quarter ended December 31, 2000 includes $465,000 in business combination costs versus $41,000 for the quarter ended December 31, 1999. The Company's interest expense was $319,000 for the three months ended December 31, 2000 versus zero for the three months ended December 31, 1999. The increase results from interest expense incurred relating to financings associated with the Company's acquisition and operation of Global.

         Depreciation and amortization expense rose significantly during the quarter ended December 31, 2000 to $1,240,000 from zero for the quarter ended December 31, 1999. This increase relates to goodwill amortization associated with the Company's acquisition of Global and, while non-cash in nature, will have a significant negative effect on reported net income figures in future periods, totaling approximately $50,000,000 over the next ten years.

         During the quarter ended December 31, 2000, the Company sold 100% of the stock of its aviation scale business, General Electrodynamics Corporation, to an unrelated third party. The Company received $175,000 in cash and short term notes for the business, plus the assumption of $360,000 in bank debt. Net of this consideration and the elimination of goodwill, the Company incurred a loss of $1,452,000 in the sale of this business. For the quarter ended December 31, 1999, the Company recorded a net gain on sale of its TriStar Airline Services ground handling and Casper Air Service fixed base operations of $681,000.

        The Company has reported all of its non-travel related activities as discontinued because the Company intends to dispose of these operations following completion of the Arrangement with travelbyus.com in January 2001. The loss from discontinued operations was $1,673,000 for the three months ended December 31, 2000 compared to $878,000 for the three months ended December 31, 1999. The loss in the current quarter includes $1,000,000 reserved for severance pay for the Chairman of the Company, who resigned his employment in February 2001.

        Six Months Ended December 31, 2000 Compared to the Quarter Ended
                                December 31, 1999

         The Company's net revenue increased by $1,542,000 for the six months ended December 31, 2000 compared to the six months ended December 31, 1999. The increase was due to the inclusion of net travel revenues from the Company's Global Travel subsidiary.

         Direct operating costs and overhead associated with Global travel operations accounted for most of the increase in the six months ended December 31, 2000 to $3,003,000 from $829,000 for the same six month fiscal 2000 period. Company corporate overhead for the six months ended December 31, 2000 includes $602,000 in business combination costs versus $99,000 for the six months ended December 31, 1999. The Company's interest expense was $608,000 for the six months ended December 31, 2000 versus zero for the six months ended December 31, 1999. The increase results from interest expense incurred relating to financings associated with the Company's acquisition and operation of Global.

         Depreciation and amortization expense rose significantly during the six months ended December 31, 2000 to $2,508,000 from zero for the six months ended December 31, 1999. This increase relates to goodwill amortization associated with the Company's acquisition of Global and, while non-cash in nature, will have a significant negative effect on reported net income figures in future periods, totaling approximately $50,000,000 over the next ten years.

Financial Condition and Liquidity

         The Company has incurred significant losses, due in part to corporate overhead associated with the Company's acquisition strategy. Management continues its efforts to reduce overhead costs. Reductions in non-essential division operating expenses, along with elimination of marginal products and services that do not provide future growth or near-term profits have also been pursued.

         Since the acquisition of Global, the Company has worked closely with travelbyus.com to integrate Global's products and operations into those of travelbyus.com. The Company has executed a management agreement with travelbyus.com providing for the integration of Global's business into and with travelbyus.com, including the funding by travelbyus.com of operating shortfalls at Global pending the completion of the Company's combination with travelbyus.com. Cost reductions have been implemented by shutting down Global's Seattle, Washington offices and combining its operations with those of travelbyus.com in Reno, Nevada. Global's travel products are being combined and cross-sold with travelbyus.com travel products, thus increasing potential for future revenue growth. When fully integrated into travelbyus.com's Internet distribution system, operating margins of Global should improve in the coming fiscal year. Management believes that this integration and the related arrangement with travelbyus.com is vital to the long term success of the Company.

         During the fiscal year ended June 30, 2000, the Company sold its Tri-Star Airline Services ground handling and its Casper Air Service general aviation fixed base operations. Both businesses were sold to unrelated third parties, and together generated a gain on sale to the Company of $600,000. On December 20, 2000, the Company sold its General Electrodynamics Corporation aircraft scale manufacturing business to another unrelated third party for $535,000 in cash and debt assumption, generating a net loss on sale to the Company of $1,452,000. The combination with travelbyus.com, now completed, allows management to reduce overlapping corporate overhead, complete the integration of its Global travel operations into and with the travel operations of travelbyus.com, and pursue the sale of its remaining aviation service and manufacturing businesses. While negotiations regarding the sale of these businesses is underway with certain third parties, no agreements have been reached.

         In connection with the Company's acquisition of Global, through March 31, 2000, the Company raised a total of $20.4 million in capital. These funds were used primarily to finance Global, with the Company retaining approximately $500,000 in funds for operating and transaction cost funding purposes. In December 2000, the Company's Paint Division borrowed $375,000 in two-year notes from the Louisiana Economic Development Commission to fund its operations. These notes require equal quarterly installments beginning March 2001, and bear a 12% interest rate. Together, these funds have supplemented the Company's existing revolving credit facilities to fund its business.

         At December 31, 2000, the Company had a working capital deficit of $13,427,000. Of this amount, the Company has negotiated with certain of its aviation service vendors and other lenders exchange agreements wherein these parties may elect to receive the Company's common stock in exchange for cancellation of certain current payables and debt totaling $1.5 million. The Company has also deferred until fiscal 2002 an additional $3.5 million relating to fees and advances due Doerge Capital Management relating to the acquisition and operation of the Company's Global subsidiary. The deficit also included $4,122,000 in Global advances due to travelbyus.com at December 31, 2000 which were eliminated upon completion of the business combination arrangement with travelbyus.com in January 2001. Additionally, $3,000,000 in short term debt is supported by a travelbyus.com guarantee.

         Since December 31, 2000, the Company has also incurred an obligation to its Chairman, Lee Sanders, for employment severance payments totaling approximately $1,000,000. Mr. Sanders resigned his employment with the Company on February 13, 2001. As a result of the changes in the Company's ownership and management, his employment contract requires that severance payments be made to him following his resignation. These payments are secured by a pledge of the Company's stock in its aviation paint and battery subsidiaries. The Company is in the process of negotiating payment of these obligations with Mr. Sanders.

         Significant interruptions in currently scheduled paint service operations or failure of travelbyus.com to support its working capital requirements, along with those of the Company, would adversely affect the

Company's financial condition and require additional capital from asset sales, borrowings, or equity financings in order to allow the Company to meet its obligations. On November 9, 2000, travelbyus.com announced that it had signed a letter of intent with Amadeus NMC Holding, Inc. In the letter, Amadeus stated that it intended to make a strategic equity investment in travelbyus.com. The Company now expects that, as a result of the Arrangement, any investment by Amadeus would be made in the Company. Amadeus is one of the leading global distribution systems in the travel industry. The Company expects that, in connection with the purchase of this minority ownership position, an Amadeus representative will join the Company's Board of Directors. travelbyus.com also expects to become a value added reseller offering integrated technology from travelbyus.com with Amadeus' global distribution system services. travelbyus.com's Web site has, since inception, used the booking technology of Amadeus for making travel reservations. Amadeus has no binding commitment to invest in the Company, and no investment by Amadeus can be assured. The Company is also in negotiations with other parties regarding equity investment into the business. No assurance can be made that such sales or financings will be available on terms acceptable to the Company.

           Item 4. Submission of Matters to a Vote of Security Holders

         A special meeting of the shareholders of the Company was held on December 20, 2000. All of the proposals submitted for vote at the meeting were approved by the required vote of shareholders. The proposals and vote results are summarized below.


--------------------------------------------------------------------------------------------------------------------
                                                                                 VOTES OF
                                        VOTES OF COMMON    VOTES OF COMMON       SERIES A
                                        STOCK CAST FOR       STOCK CAST       PREFERRED STOCK    SHARES OF COMMON
                                                               AGAINST           CAST FOR              STOCK
              PROPOSAL                                                                              ABSTAINING
--------------------------------------------------------------------------------------------------------------------
Proposed Approval of Arrangement           3,618,411            32,450            941,667              2,060
Agreement Between Aviation Group,
Inc. and travelbyus.com ltd.
--------------------------------------------------------------------------------------------------------------------
Proposed Approval of Amendment to          3,429,117           188,494            941,667              5,310
Articles of Incorporation to
Increase Authorized Shares of Common
Stock from 10,000,000 to 250,000,000
--------------------------------------------------------------------------------------------------------------------
Proposed Approval of Amendment to          4,792,342            97,839            941,667              3,410
Articles of Incorporation to change
the name of Aviation Group, Inc. to
travelbyus, Inc.
--------------------------------------------------------------------------------------------------------------------
Proposed Ratification of Issuance of       3,387,692           229,179            941,667             36,050
Warrants to Purchase 500,000 Shares
of Common Stock of Aviation Group,
Inc. to Two Executive Officers
--------------------------------------------------------------------------------------------------------------------
Proposed Approval of Amendment of          3,402,122           214,139            941,667             36,660
Aviation Group, Inc. 1997 Stock
Option Plan
--------------------------------------------------------------------------------------------------------------------
Proposed Ratification of Issuance of       3,395,282           220,339            941,667             37,300
Warrants to Purchase 150,000 Shares
of Common Stock of Aviation Group,
Inc. to Three Directors
--------------------------------------------------------------------------------------------------------------------
Proposed Ratification of Certain           3,535,601           113,320            941,667              4,000
Securities Issued in Connection with
Acquisition of Global Leisure
Travel, Inc.
--------------------------------------------------------------------------------------------------------------------
Proposed Approval of Amendment to          4,767,417           123,624            941,667              2,550
Articles of Incorporation to Effect
a One-For-Five Reverse Stock Split
--------------------------------------------------------------------------------------------------------------------



No shares of Series A Convertible Preferred Stock were voted against any proposal or abstained from voting on any proposal.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(a) Effective January 24, 2001, the Company's common stock was subjected to a one-for-five reverse stock split. As a result, every five shares of common stock that were outstanding were combined into one new share of common stock. No change in the $.01 par value per share resulted from the reverse split.

(b) On January 25, 2001, the Company completed a statutory arrangement in accordance with Ontario law pursuant to which travelbyus.com ltd. was acquired by the Company's Canadian subsidiary. As part of this arrangement, the outstanding common shares of travelbyus.com were converted into exchangeable shares of travelbyus.com on a one-for-one basis. Every five exchangeable shares are exchangeable, at the holder's election, into one share of the Company's common stock. Any remaining exchangeable shares not previously exchanged will automatically be exchanged into the Company's common stock on January 1, 2003, or earlier upon the occurrence of certain events. Each share of the Company's common stock that was outstanding prior to the arrangement remains outstanding and unchanged by the arrangement, except for the effect of the one-for-five reverse stock split described above.

     Pursuant to the Company's agreements with travelbyus.com and Montreal Trust Company of Canada, as trustee for the exchangeable shareholders, holders of exchangeable shares are entitled to receive, subject to applicable law, dividends equivalent to all dividends paid on the Company's common stock and are also entitled to participate in any liquidation of the Company through an automatic exchange right. The Company has issued a special voting share to the trustee for the exchangeable shareholders. The special voting share has a number of votes equal to the number of outstanding exchangeable shares divided by five. These votes may be cast at any meeting at which the Company's shareholders are entitled to vote. An exchangeable shareholder may instruct the trustee how to vote the special voting share with respect to the exchangeable shares held by that holder.

(c) The Company issued certain nonregistered securities during the quarter ended December 31, 2000 that were previously reported on the Company's Form 10-QSB for the quarter ended September 30, 2000. Reference is made to the disclosures in that Form 10-QSB for further information about such issuances.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         The following documents are included as exhibits to this Form 10-QSB and are filed herewith unless otherwise indicated.

Exhibit           Description
-------           -----------
    10.1          Pledge agreement dated  as of February  23, 2000  between  the
                  Company and with Lee B. Sanders


(b)      Reports on Form 8-K.

The Company has filed a Form 8-K Current Report dated January 24, 2001 announcing the completion of the arrangement transaction with travelbyus.com ltd., the change in the Company's name to travelbyus, Inc. from Aviation Group, Inc., the effectiveness of a one-for-five reverse split of its common stock, an increase in the authorized number of shares of common stock to 250,000,000 shares, a change in its fiscal year end from June 30 to September 30, the consummation by travelbyus.com of a number of financing transactions and warrant issuances, a letter of intent regarding a financing transaction, and certain improvements to travelbyus.com's website. The financial statements required to be filed as a result of completion of the arrangement are expected to be filed by amendment to the Form 8-K Current Report on or before April 9, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  February 16, 2001.    TRAVELBYUS, INC.



                                  By: /s/ Richard L. Morgan
                                      ------------------------------------------
                                      Richard L. Morgan, Chief Financial Officer
                                      and Executive Vice President