Form 10QSB/A
period 2000-12-31
TRAVELBYUS INC
filed 2001-02-26
CIK 355906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                               (Amendment No. 1)



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

     Items 1 and 2 of Part I are amended to read as follows. All other Items remain unchanged.




                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.


                        TRAVELBYUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             December 30,             June 30,
                                                                                 2000                   2000
                                                                                 ----                   ----
ASSETS

Current Assets

     Cash and cash equivalents                                             $     265,000          $     432,000
     Restricted time deposit                                                   1,768,000              1,957,000
     Accounts receivable, net                                                    281,000              2,018,000
     Note receivable, affiliate                                                       --              1,930,000
     Inventory                                                                        --              1,049,000
     Prepaid expenses and other                                                1,310,000                685,000
     Prepaid tour costs                                                        1,797,000              1,643,000
     Assets held for sale                                                      2,568,000                     --
                                                                           -------------          -------------
         Total Current Assets                                                  7,989,000              9,714,000
                                                                           -------------          -------------

Property and equipment, net                                                      167,000              2,653,000
Goodwill, net                                                                 44,935,000             50,657,000
Non-current assets held for resale                                             3,983,000                     --
Other                                                                            209,000                720,000
                                                                           -------------          -------------
Total Assets                                                               $  57,283,000          $  63,744,000
                                                                           =============          =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

     Current maturities of long-term obligations                           $   3,635,000          $   3,976,000
     Current portion of capital lease obligations                                     --                150,000
     Revolving and other short-term borrowings                                 3,939,000              4,162,000
     Accounts payable, affiliate                                               4,122,000                     --
     Accounts payable                                                          1,576,000              4,216,000
     Customer deposits                                                         1,581,000              3,718,000
     Accrued liabilities                                                       1,217,000              3,103,000
     Liabilities of discontinued operations                                    5,346,000                     --
                                                                           -------------          -------------
         Total Current Liabilities                                            21,416,000             19,325,000
                                                                           -------------          -------------


Long-Term Liabilities

     Long-term debt, net of current maturities                                        --                431,000
     Capitalized leases, net of current maturities                                    --                264,000
     Other                                                                        25,000                 33,000
                                                                           -------------          -------------
         Total Long-Term Liabilities                                              25,000                728,000
                                                                           -------------          -------------
Total Liabilities                                                             21,441,000             20,053,000
                                                                           -------------          -------------

Shareholders' Equity

     Series A 9% cumulative  convertible Preferred Stock,
         $10,000 liquidation preference                                            2,000                  2,000
     Series B 12% cumulative  Preferred Stock,  $10,000
         liquidation  preference                                                   2,000                  2,000
     Common Stock                                                                 10,000                 10,000
     Additional paid-in capital                                               55,487,000             55,486,000
     Retained earnings (deficit)                                             (19,659,000)           (11,809,000)
                                                                           -------------          -------------
         Total Shareholders' Equity                                           35,842,000             43,691,000
                                                                           -------------          -------------

Total Liabilities and Shareholders' Equity                                 $  57,283,000          $  63,744,000
                                                                           =============          =============

        The accompanying notes are an integral part of these statements.


                        TRAVELBYUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                 Six Months Ended
                                                        December 31,                      December  31,
                                                        ------------                      -------------
                                                     2000            1999              2000            1999
                                                     ----            ----              ----            ----
Travel revenues                                  $    481,000   $        --        $  1,592,000   $         --

General and Administrative Expenses                 1,277,000       518,000           3,003,000        829,000
Depreciation and Amortization                       1,240,000            --           2,508,000             --
                                                 ------------   -----------        ------------   ------------
                                                    2,517,000       518,000           5,511,000        829,000
                                                 ------------   -----------        ------------   ------------

   Loss From Operations                            (2,036,000)     (518,000)         (3,919,000)      (829,000)
                                                 -------------  ------------       -------------  -------------



Other Income (expenses)
   Other income (expense)                              22,000            --              40,000             --
   Interest expense, net                             (319,000)           --            (608,000)            --
                                                     ---------     ---------           ---------      ---------
                                                     (297,000)           --            (568,000)            --
                                                     ---------     ---------           ---------      ---------

Loss from continuing operations                    (2,333,000)     (518,000)         (4,487,000)      (829,000)

   Loss from discontinued operations               (1,673,000)     (878,000)         (1,911,000)    (1,087,000)

   Gain (loss) on sale of subsidiaries, net        (1,452,000)      681,000          (1,452,000)       602,000
                                                 -------------  ------------       -------------  -------------
                                                   (3,125,000)     (197,000)         (3,363,000)      (485,000)
                                                 -------------  -----------        -------------  ------------

Net Income (Loss)                                $ (5,458,000)  $  (715,000)       $ (7,850,000)  $ (1,314,000)
                                                 =============  ============       =============  =============

Earnings (loss) per common share
    Loss from continuing operations              $      (2.35)  $     (0.73)       $      (4.61)  $      (1.16)
    Loss from discontinued operations                   (3.15)        (0.27)              (3.45)         (0.68)
                                                 -------------  ------------       -------------  ------------

Net loss per share (basic and diluted)           $      (5.50)  $     (1.00)       $      (8.06)  $      (1.84)
                                                 =============  ============       =============  =============

Weighted average shares outstanding

       Basic and diluted                              991,344       714,786             974,752        714,786
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





                                                       Three months ended                   Six months ended
                                                          December 31,                         December 31,
                                                       (Unaudited 000's)                    (Unaudited 000's)
                                                       ------------------                   -----------------
Total Company                                         2000            1999                 2000           1999
-------------                                         ----            ----                 ----           ----
Travel revenues                                      $    481      $     --               $  1,592      $     --
Operating and other expenses                             (607)           --                 (1,973)           --
                                                     ---------     ---------              ---------     ---------
                                                         (126)           --                   (381)           --
                                                     ---------     ---------              ---------     ---------
Corporate overhead                                       (670)         (518)                (1,030)         (829)
Depreciation and amortization                          (1,240)           --                 (2,508)           --
Loss from discontinued operations                      (1,673)         (878)                (1,911)       (1,087)
Gain (loss) on sale of subsidiaries                    (1,452)          681                 (1,452)          602
Interest and other income                                  22            --                     40            --
Interest expense                                         (319)           --                   (608)           --
                                                     ---------     ---------              ---------    ----------

Pre-tax income (loss)                                $ (5,458)     $   (715)              $ (7,850)    $  (1,314)
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

        Six Months Ended December 31, 2000 Compared to the Quarter Ended
                                December 31, 1999



         The Company's net revenue increased by $1,592,000 for the six months ended December 31, 2000 compared to the six months ended December 31, 1999. The increase was due to the inclusion of net travel revenues from the Company's Global Travel subsidiary.



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



     Date:  February 23, 2001.    TRAVELBYUS, INC.



                                  By: /s/ Richard L. Morgan
                                      ------------------------------------------
                                      Richard L. Morgan, Chief Financial Officer
                                      and Executive Vice President