Form 10QSB
period 2001-03-31
TRAVELBYUS INC
filed 2001-05-21
CIK 355906

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission file number: 0-10124

                                travelbyus, Inc.
             (Exact name of registrant as specified in its charter)

                    Texas                             75-2631373
                    ------                          ------------
      (State or other jurisdiction of      (IRS Employer Identification No.)
        incorporation or organization)

      700 North Pearl Street, Suite 2170, Dallas, Texas           75201
     --------------------------------------------------         --------
        (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     (214) 922-8100


                                 Not Applicable
                                 --------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  X           No __


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

23,727,698 shares of common stock were outstanding as of May 20, 2001.

Transitional Small Business Disclosure Format (check one):

                                              Yes ___           No  X

                        TRAVELBYUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)



                                      INDEX

                                                                                           Page
                                                                                          Number

PART I        FINANCIAL INFORMATION..........................................................3

Item 1.       Financial Statements...........................................................3

              Consolidated Balance Sheet at March 31, 2001 (unaudited) ......................4

              Consolidated Statements of Operations for the three and six months ended March 31, 2001 and March 31, 2000 (unaudited).................5

              Consolidated Statements of Cash Flows for the six months
                  ended March 31, 2001 and March 31, 2000 (unaudited)........................6

              Notes to Unaudited Consolidated Financial Statements...........................7

Item 2.       Management's Discussion and Analysis or Plan of Operation.....................18

PART II       OTHER INFORMATION.............................................................23

Item 1.       Legal Proceedings.............................................................23

Item 2.       Changes in Securities and Use of Proceeds.....................................23

Item 3.       Defaults Upon Senior Securities (not applicable)..............................24

Item 4.       Submission of Matters to a Vote of Security Holders (not applicable)..........24

Item 5.       Other Information.............................................................24

Item 6.       Exhibits and Reports on Form 8-K   ...........................................25


SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        travelbyus, Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                       March 31,
                                                                         2001
    ASSETS:

    Current assets:

         Cash and cash equivalents                                         473
         Accounts receivable, net                                        4,157
         Inventory and barter credits                                      573
         Prepaid expenses and other current assets                         990
         Marketable securities                                             139
         Assets of discontinued operations                                 811

                                                                   ------------
                                                                   ------------
                  Total current assets                                   7,143

    Goodwill, net                                                       41,844
    Assets of discontinued operations                                    1,829
    Software, contracts and other intangible assets                     18,965
    Deposits and restricted cash                                         4,354
    Property, plant and equipment, net                                   3,423
    Other assets                                                           321
                                                                   ------------
                  Total assets                                          77,879
                                                                   ============

                        TRAVELBYUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                         March 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY:                                                    2001

    Current liabilities:

         Bank indebtedness                                                                      663
         Accounts payable and accrued liabilities:                                           14,095
         Notes payable                                                                       12,193
         Current portion of debt                                                             11,753
         Deferred tax liability                                                                 892
         Other current liabilities                                                            2,248
         Liabilities of discontinued operations                                               4,666
                                                                                      --------------
                  Total current liabilities                                                  46,510

    Long-term debt, net of current maturities                                                 4,750
    Due to related parties                                                                      222
    Liabilities of discontinued operations                                                      309
                                                                                      --------------
                  Total liabilities                                                          51,791
                                                                                      --------------

    Stockholders' equity:

              Series B  12% cumulative preferred stock, $10,000
                          liquidation preference                                                  4
              Common stock, $.01 par value; 250,000,000 shares
                        authorized; 23,727,698 shares issued and outstanding                153,064
              Additional paid-in capital                                                     63,427
              Accumulated deficit                                                         (190,407)
                                                                                      --------------
                                                                                      --------------
                  Total stockholders' equity                                                 26,088
                                                                                      --------------
                                                                                      --------------
                  Total liabilities and stockholders' equity                                 77,879
                                                                                      ==============

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                        TRAVELBYUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                 Three months ended              Six months ended
                                                                        March 31,                     March 31,
                                                                 2001           2000            2001           2000
                                                                 ----           ----            ----           ----
Net sales                                                       3,434           2,803          5,813           4,883

Costs and expenses:
      Cost of net sales                                         1,311           1,498          1,738           2,399
      Selling, general and administrative                       7,857           3,785         14,614           7,304
      Depreciation and amortization                             3,431             777          9,941           1,195
                                                              -------         -------        -------         -------
              Total costs and expenses                         12,599           6,060         26,293          10,898
                                                              -------         -------        -------         -------
Operating income                                              (9,165)         (3,257)       (20,480)         (6,015)

Other income (expense):
      Interest expense, net                                     1,441             807          2,339           1,462
      Other income (expense)                                    (680)                        (8,490)
                                                              -------         -------        -------         -------
          Pretax loss                                        (11,286)         (4,064)       (31,309)         (7,477)
Income tax provision (recovery)                                                    24        (3,194)
                                                              -------         -------        -------         -------

          Loss from continuing operations                    (11,286)         (4,088)       (28,115)         (7,477)

Income (loss) from discontinued operations                         71                             71
                                                              -------         -------        -------         -------
           Loss before extraordinary item                    (11,215)         (4,088)       (28,044)         (7,477)
Loss on repayment of debentures                                                 (699)                          (699)
                                                              -------         -------        -------         -------
           Net loss                                          (11,215)         (4,787)       (28,044)         (8,176)
                                                               ======          ======         ======          ======

Loss per common share:
Loss from continuing operations
                                                             ($0.49)       ($0.32)         ($1.22)           ($0.60)
Loss from discontinued operations
and                                                            --           ($0.06)           --             ($0.06)
extraordinary items

Net loss per share (basic and diluted)                       ($0.49)        ($0.38)        ($1.22)           ($0.66)

Weighted average shares outstanding (basic and diluted)    22,970,978      12,445,530     22,970,978      12,445,530


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                        TRAVELBYUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                    Six Months ended March 31,
                                                                     2001                2000
                                                                     ----                 ----
  Cash flow from operating activities:
  Net Loss for the period                                         (28,044)              (8,176)

  Items not affecting cash:
     Writedown of marketable securities                                150
     Depreciation and amortization                                   5,639                1,347
     Interest accreted on debentures                                                        961
     Reduction of deferred income tax credit                       (3,200)
     Valuation adjustments- goodwill                                 4,302
     Valuation adjustments- intangibles & other assets               3,742
     Extraordinary loss on repayment of debentures                                          699
  Net change in non-cash working capital items:
     Increase in security deposits                                                        (534)
     Accounts Receivable and prepaid expenses                      (2,582)                (494)
     Inventory and barter credits                                     (72)                  533
     Due to Related parties                                                                  16
     Accounts payable and accrued liabilities                        9,611                  710
     Customer deposits                                                                      253
     Other current liabilities                                       (847)
                                                                ----------           ----------
  Cash used by operations                                         (11,301)              (4,685)

  Cash Flows from investing activities:
  Cash paid for acquisitions                                                            (4,595)
  Cash deposits on acquisitions                                                         (1,750)
  Purchase of property and equipment                               (1,111)              (1,299)
  Investments                                                         (60)              (4,764)
  Reduction in restricted cash                                         523
  Acquisition of Aviation Group and related valuation             (12,249)
        adjustments
                                                                ----------           ----------
  Cash used by investing activities                               (12,897)             (12,408)


  Cash flow from financing activities:
  Bank borrowings                                                      385                (134)
  Non-bank borrowings                                               20,961
  Issuance of notes payable                                                                 955
  Repayment of notes payable                                                              (955)
  Share issue costs                                                                     (1,508)
  Issue of special warrants                                                              13,090
  Issue of equity units                                                                   6,544
  Exercise of options and warrants                                                        3,032
  Subscriptions received                                                                  1,910
  Repayment of debentures                                                               (1,632)
  Repayments to related parties                                      (366)
                                                                ----------           ----------
  Cash provided by financing activities                             20,980               21,302

  Foreign exchange effect on cash                                    1,689
                                                                ----------           ----------
    Increase (decrease) in cash and cash equivalents               (1,529)                4,209

    Cash and cash equivalents, beginning of period                   2,002                2,215
                                                                ----------           ----------
    Cash and cash equivalents, end of period                           473                6,424


The accompanying notes are an integral part of the unaudited consolidated financial statements.

         1.       Nature of operations and going concern

                  (a)      Nature of operations

                  As discussed in Note 3, on January 25, 2001, Aviation Group, Inc., a Texas corporation, completed an arrangement (the "Arrangement") with travelbyus.com, Ltd., an Ontario corporation. Immediately prior to completion of the Arrangement, Aviation Group, Inc. changed its name to travelbyus, Inc. Under the terms of the Arrangement, Aviation Group, Inc. was the legal acquirer of travelbyus.com, Ltd. and travelbyus.com, Ltd. was the accounting acquirer. Accordingly, the historical financial information set forth herein is that of the accounting acquirer, travelbyus.com., Ltd. Current period financial results presented for the three and six month periods ended March 31, 2001 include only the results of travelbyus.com through January 25, 2001, the date the Arrangement was effectuated. For the balance of the three and six month periods ended March 31, 2001, the results of both constituent companies to the Arrangement are included. As used herein, the term the "Company" refers to the combined company or, prior to the Arrangement, either of the constituent companies, unless a distinction between the constituent companies is required. In any instance in which such distinction is required, the term "Aviation Group" refers to Aviation Group, Inc. prior to the Arrangement and the term "travelbyus.com" refers to travelbyus.com, Ltd. prior to the Arrangement. The Company and its subsidiaries are in the business of providing travel-related products and services targeted primarily at the leisure customer, including airline tickets and tour, cruise and group packages.

                  (b)      Going Concern

                  These financial statements have been prepared using generally accepted accounting principles ("GAAP") applicable to a going concern. The Company incurred a net loss before write-off and amortization of goodwill of approximately $18.1 million during the six months ended March 31, 2001, had an accumulated deficit of approximately $190.4 million and a working capital deficiency of approximately $39.4 million at the end of the period, and continued to incur losses subsequent to the period end. The Company used cash of approximately $11.3 million to fund operations during the six month period. In addition, substantially all of the Company's assets are provided as security for various financings. Management estimates that financing facilities currently available are insufficient to maintain operations and repay obligations due or coming due in the coming year and the Company will require new sources of financing in order to continue its operations and satisfy its obligations in the normal course. Accordingly, the use of accounting principles generally accepted in the United States of America applicable to a going concern may not be appropriate because substantial doubt exists with respect to the Company's ability to continue as a going concern.

                  Management is addressing this situation by attempting to raise additional financing, by eliminating redundant and unnecessary costs following its recent acquisitions and by working to realize the revenue potential of its recent acquisitions and products and services. However, the Company's current business model has a limited operating history and its recent acquisitions have yet to be fully integrated. Subsequent to period-end, the Company raised a total of $31.0 million in various debt financings (note 12).

                  Although there is no assurance that the Company will be successful in these actions, management believes that it will be able to secure the necessary financing and improvement in operating cash flow to enable it to continue as a going concern. Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, the estimated useful lives of assets, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

         2.       Summary of significant accounting policies

                  A summary of the significant accounting principles and practices used by the Company in preparing its consolidated financial statements follows.

                  Basis of Financial Statement Presentation

                  The consolidated financial statements at March 31, 2001 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operation results for the interim period. All of the adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire year ending September 30, 2001.

                  The Company's consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

                  Revenue recognition

                  Travel sales consist primarily of net commission revenues derived from the sale of travel products including airline tickets, hotel and vacation property accommodations, car rentals, vacation packages including cruises and tours, and volume bonuses and overrides from suppliers of these products.

                  The Company provides internet related software development and support services primarily to member agents. Revenue related to these services is recognized ratably over the period these services are performed, provided collectibility is reasonably assured.

                  Loss per share

                  All per share amounts and calculations have been retroactively restated Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Common shares outstanding include shares issuable for little or no cash consideration and for which all necessary conditions have been satisfied. Diluted loss per share is computed using the treasury stock method by including other potential common stock from exercise of stock options and warrants in the weighted average number of common shares outstanding for a period, if dilutive.

                 The following table sets forth the computation of loss per share:


                                                        Three Months Ended                   Six Months Ended
                                                            March 31,                           March 31,
                                               ------------------------------------- ---------------------------------
                                                      2001                2000             2001             2000
                                               -------------------- ---------------- ----------------- ---------------
Numerator:
                                               -------------------- ---------------- ----------------- ---------------
     Net income (loss)                             (11,215,000)       (4,787,000)       (28,044,000)      (8,176,000)
                                               ==================== ================ ================= ===============

Denominator:
     Weighted-average shares                         22,970,978        11,958,516       22,970,978         11,958,516

Effect of dilutive securities:
     Warrants and Employee stock options                    -0-           487,014              -0-            487,014
                                               -------------------- ---------------- ----------------- ---------------

Denominator for diluted income (loss) per
     share - adjusted weighted average
     shares and assumed conversions                  22,970,978        12,445,530       22,970,978         12,445,530
                                               ==================== ================ ================= ===============


                  Diluted loss per common share for the three and six months ended March 31, 2001 excludes 16,489,285 common shares issuable pursuant to various option, warrant, debenture and acquisition agreements because the effect would be anti-dilutive.

         3.       Arrangement with Aviation Group

                  In February 2000, Aviation Group entered into letters of intent and publicly announced a proposed three-way business combination with Global Leisure, Inc. and travelbyus.com.

                  Travelbyus.com and Aviation Group held shareholder meetings on December 20, 2000 to vote on the business combination, which was approved. On January 25, 2001, the Company completed the statutory Arrangement in accordance with Ontario, Canada law pursuant to which travelbyus.com was acquired by Travelbyus Canada Holdings Ltd., formerly known as Aviation Group Canada Limited, a Canadian subsidiary of Aviation Group. In connection with the consummation of the Arrangement, on January 24, 2001, Aviation Group also changed its name to travelbyus, Inc., effected a one-for-five reverse split of its common stock and increased its authorized number of shares of common stock from 10,000,000 to 250,000,000. Aviation Group's pre-existing shareholders retained beneficial ownership of approximately 5% of the combined entity. The accompanying financial statements reflect the reverse split from the earliest period presented.

                  As part of the Arrangement, the outstanding common shares of travelbyus.com were converted into exchangeable shares of travelbyus.com on a one-for-one basis. Under the terms of the exchangeable shares and related agreements, every five exchangeable shares are exchangeable, at the holder's election, into one share of the Company's common stock. Any remaining exchangeable shares not previously exchanged will automatically be exchanged into the Company's common stock on January 1, 2003, or earlier upon the occurrence of certain events. Each share of common stock of the Company that was outstanding prior to the Arrangement remains outstanding and unchanged by the Arrangement, except that every five shares now represent one share in accordance with the reverse split.

                  The combined companies have accounted for the transaction under the purchase method of accounting as if travelbyus.com had acquired Aviation Group and had recapitalized under the capital structure of Aviation Group. Accordingly, the combined company will record the assets and liabilities of the Aviation Group as being acquired by travelbyus.com in the Arrangement.

                  This acquisision resulted in goodwill of $6.8 million. As a matter of practice, the Company obtains an independent appraisal of the acquired assets to use as a basis to allocate goodwill among the various components acquired. Management has not made an allocation at the date of the accompanying financial statements, but will secure an appraisal as soon as practicably possible.

                  The following unaudited condensed results of operations for the six months ended March 31, 2001 and 2000 were prepared assuming the Arrangement had occurred on October 1, 2000 and 1999, respectively (in thousands):

                                                   For the six months ended
                                                     2001           2000
                                                     ----           ----
                     Revenue                        16,942         11,113
                     Net loss                     (35,696)        (9,721)
                     Basic  and   diluted  net
                     loss per share                ($1.55)        ($0.42)


                  The Company intends to dispose of all remaining non-travel related operations that were historically a part of Aviation

                  Group. These non-travel related assets, liabilities and operations are presented as held for sale or discontinued in the accompanying financial statements at their estimated liquidation value.

         4.       Programming library

                  The Company acquired a media library. During the three months ended December 31, 2000, the Company received the balance of the first 40 episodes and has therefore reclassified the remaining balance of advances for programming services to the programming library. In addition, the Company capitalized and accrued for the remaining balance of advances due of $1.5 million with respect to the 40 new episodes. These advances were written off during the period to bring the carrying value of the programming library down to the estimated fair value.

                  The costs of the unreleased but completed programs have been capitalized, and are reflected in the financial statements at net realizable value of approximately $1.8 million.

         5.       Software and other assets

                  Pursuant to the terms of the share purchase agreement for Muffin Communications Ltd., the share consideration given for the rights to the wireless contract was subject to adjustment based on the trading price of the common shares of travelbyus.com on December 15, 2000. The combination of shares and/or cash to be paid or given to maintain the total consideration of $6.7 million or $6.70 per share pursuant to the adjustment formula, has not yet been decided by travelbyus.com. The required value of additional consideration of $6.3 million has been included in accrued liabilities as at December 31, 2000 and expensed in the period due to the continued significant uncertainty about the level of revenues expected to be derived from the underlying wireless customer base.

         6.       Credit facilities, Notes and Debt

                  (a) Credit facilities

                  Bank indebtedness totaled $2.4 million as of March 31, 2001, and was comprised of $663,000 from continued operations and $1.7 million from discontinued operations. Following is a brief discussion of each credit facility:

                  The Aviation Group subsidiaries of the Company have a $3.0 million line of credit facility with the CIT Group/Credit Finance, Inc. for working capital management purposes. The line of credit bears interest at prime plus 1.5% and extends through August 2001. Amounts available for borrowings are based on the level and composition of the Company's accounts receivable and inventory. Outstanding borrowings under this line of credit at March 31, 2001 were $1.7 million. The line of credit is collateralized by substantially all of the assets of the Company's aviation related operating subsidiaries and guaranteed by the Company. This amount is recorded as Liabilities of Discontinued Operations in the Balance sheet.

                  The Company has a note payable to a bank under a revolving credit agreement with a balance of $568,000 at March 31, 2001. Interest is at the bank's index rate plus 0.25%. The facility is cross-collateralized by equipment, inventory and accounts receivable of General Electrodynamics, a former subsidiary of the Company.

                  A US subsidiary of the Company has an operating line of credit available of approximately U.S. $250,000, bearing interest at the bank's prime lending rate plus 2.5%. As at March 31, 2001, $89,000 was outstanding. This facility has been fully paid and canceled in May, 2001.

                  A Canadian subsidiary of the Company has an operating line of credit available of approximately U.S. $431,000 (Cdn. $650,000), bearing interest at the bank's prime lending rate plus 2.5%. During the prior year, the facility was terminated and the subsidiary agreed to repay $43,000 per month.

                  At March 31, 2001, $7,000 was outstanding.

                   (b)     Notes


                                                             March 31, 2001
                                                             --------------
                    DCM Asylum LLC                                  2,500
                    (i)
                    DCM KG LLC convertible loan                     1,500
                    (ii)
                    Doerge credit facility (iii)                    4,106
                    Aberdeen Capital (iv)                           1,000
                    Pelham Funds (v)                                3,087
                    Other - discontinued operations                   111
                                                              ------------
                                                                   12,304
                    Less discontinued operations                      111
                                                              ------------
                                                                   12,193
                                                              ============


                  (i) In December 2000, the Company executed agreements relating to a $2.5 million loan from DCM Asylum LLC, a company related to Doerge Capital Management ("Doerge"). This loan matured on February 15, 2001 and has been extended until September 30, 2001. All other terms of the loan remain unchanged. In connection with the original loan, the Company issued warrants to purchase 250,000 of its common shares at an exercise price of $2.00 per share expiring in December 2005. The fair value of the warrants was expensed during the period as a financing fee. As consideration for the amendment of the maturity date a further 250,000 warrants were issued with an exercise price of $0.50 per share, expiring April 2004. The loan is collateralized by security interests in 150 shares of Series B preferred stock of the Company and substantially all of the assets of Mr. Cheaps Travel, Ltd., Gotham Media Group, Ltd. and travelbyus-Travel Magazine Incorporated, which are subsidiaries of the Company.

                  (ii) In December 2000, the Company borrowed $1.5 million from DCM KG LLC, a company related to Doerge. The loan matured February 5, 2001. The Company has amended the loan agreement and extended the maturity date to June 5, 2001. All other terms remain unchanged. The loan is secured by the guaranty of Travelbyus Cruise Operations, Inc. and Cheap Seats, Inc., which are subsidiaries of the Company, and the grant of a security interest on substantially all of the assets of Travelbyus Cruise Operations and Cheap Seats. In connection with the original loan, the Company granted warrants to purchase 300,000 common shares at an exercise price of $1.00 per share expiring on December 29, 2003. As consideration for the amendment of the maturity date a further 150,000 warrants were issued with an exercise price of $0.50 per share, expiring April 2004. The fair value of the warrants was expensed during the period as a financing fee. The loan is also convertible at the option of the lender into common shares of the Company at a conversion price of the lesser of $1.00 per exchangeable share or the seven-day weighted average trading price of the Company's common stock.

                  (iii) In March 2001, the Company borrowed $3.4 million from DCM/Funding III LLC, a company related to Doerge. Under the agreement, Doerge is entitled to 300,000 share purchase warrants on terms to be agreed upon.

                  (iv) In January 2001, the Company borrowed $1.0 million from Aberdeen Strategic Capital LP. This loan matured in February 2001. The Company has subsequently extended the maturity date. In connection with the original loan, the Company granted warrants to purchase 200,000 common shares at an exercise price of $1.00 per share expiring on December 29, 2003.
                  These warrants were exercised in March, 2001 for which an additional 300,000 warrants were issued at exercise prices ranging from $0.50 to $0.63 per share, expiring in April 2004. The loan is guaranteed by Cheap Seats, Inc. and Travelbyus Cruise Operations, Inc. and collateralized by a security interest in essentially all the assets of Cheap Seats and Travelbyus Cruise Operations Inc., which are subsidiaries of the Company. The loan is convertible into common shares of the Company at a conversion price of the lesser of $1.00 per exchangeable share or the seven-day weighted average trading price of the Company's common stock, calculated on a pre-reverse stock split basis, plus a premium of 5%.

                  (v) The Company borrowed $3.0 million from Pelham Investment Fund on May 9, 2000. The promissory note requires quarterly interest payments at an annual rate of 12%, and matured in February 2001. The loan was extended and is now due on demand. In connection with the promissory note, the Company issued warrants to purchase 225,000 shares of its common stock at an exercise price of $7.50 per share. As part of the extension, the exercise price was reduced to $1.00 per share. The value of the warrants of $257,000 has been recorded as a discount, which is being amortized to interest expense over the term of the note. Additional warrants for 250,000 shares were issued in connection with the extension of the maturity of the loan at an exercise price of $1.00 per share and for a term expiring in March 2005.

                  (c)      Other Debt

                                                                  March 31, 2001
                                                                  --------------
                    Senior redeemable debenture (i)                     5,741
                    Travel 24.com convertible debenture (ii)            3,750
                    Amadeus NMC Holding convertible
                    debenture (iii)                                     2,000
                    Related Party (iv)                                  1,291
                    Doerge Capital Management (v)                       3,635
                    Discontinued operations(vi)                           683
                    Other                                                  86
                                                                 -------------
                                                                       17,186
                    Less: Discontinued operations                         683
                    Less:  Current  portion                            11,753
                                                                 -------------
                    Long-term portion                                   4,750
                                                                 =============

                   (i) In September, 1999, the Company issued $8.1 million
                  principal amount of its senior redeemable debentures. The debentures bear interest at a rate of 12.5% per annum, payable semi-annually, and mature on September 9, 2001. The Company may repay the debentures at any time. A lien on substantially all assets of travelbyus, Ltd. has been granted as security.

                   (ii) During November 2000, an additional $750,000 was
                  advanced to the Company by Travel24.com. At that time, the conversion price on the total balance of the Company's indebtedness to Travel24.com ($3.75 million) was reduced to $2.00 per share. These debentures mature in June 2002.

                  (iii) In December 2000, the Company borrowed $2.0 million from Amadeus NMC Holding, Inc. This loan bears interest at 8% per year and is repayable in eight equal installments payable quarterly commencing on March 31, 2001 and with a final installment due November 30, 2002. The loan is convertible into common stock based upon a weighted average trading price to be determined at the time of conversion. The balance of the loan will be automatically converted into common shares or exchangeable shares of the Company if and when Amadeus makes an equity investment in the Company. The Company's chief executive officer, William Kerby, pledged 6,083,334 common shares in the Company beneficially owned by him to collateralize this loan. As consideration for this pledge, Mr. Kerby received warrants to purchase 1,500,000 common shares at $0.50 per share, expiring April 2006. The installment payment became past due on April 1, 2001. The Company is in discussions with the lender regarding the settlement of this payment.

                  (iv) This represents a demand note in the original principal amount of $1.3 million entered into to satisfy the demand of the former chairman of Aviation Group for severance payments.

                  (v) Comprised of advances and fees due to Doerge, the repayment terms and conditions are under negotiation.

                  (vi) The Company received funds from Louisiana Economic Development Corporation ("LEDC"). The LEDC note matures in July 2003 and requires quarterly interest payments at an annual rate of 12%. This amount is included in Liabilities of Discontinued Operations on the Balance Sheet at March 31, 2001.

         7.       Common stock

                                                                         Number of Common           $Amount
                                                                              Shares
                                                                         ----------------      --------------
         Balance September 30, 2000                                         96,804,569            141,710,000
              Shares issued on exercise of warrants                            200,000                166,000
              Shares issued on exercise of special warrants                  7,692,300              7,196,000
                                                                        ---------------        --------------
         Balance December 31, 2000                                         104,696,869            149,072,000
                Shares sold                                                  1,417,444              3,982,000
               Acquisition of Aviation Group shares                          4,956,722                 10,000
               Conversion of Series A Preferred shares                       2,750,000                    -0-
                Issuance pursuant to acquisition price minimums              4,817,712                    -0-
               Adjustment for 1:5 reverse share split                     (94,911,049)                    -0-
                                                                        ---------------        --------------
         Balance March 31, 2001                                             23,727,698            153,064,000



         8.       Commitments and contingencies

                  (a) During June 2000, the Company entered into an agreement with HealthyConnect.com Inc. ("HC.com"), a private health care related internet technology company. Pursuant to the terms of the agreement, HC.com will issue 1,200,000 common shares to the Company upon confirmation of necessary technical specifications to establish links between their respective web sites. The Company will issue 1,000,000 common shares in exchange for a further 1,400,000 common shares of HC.com upon certain conditions. Under the terms of the agreement, HC.com may request the Company to acquire up to 1,200,000 common shares of HC.com at $2.50 per share for total cash consideration of $3.0 million subject to satisfactory due diligence by and board approval of the Company. The completion of these transactions is subject to the necessary regulatory approvals. Through March 31, 2001, 17,500,000 shares have been exchanged. On August 8, 2000, the Company provided a demand loan to HC.com for $175,000 at 6% interest. The loan is secured by 1,200,000 common shares of HC.com and is included in advances.

                  (b) The Company received a financing and loan commitment from Doerge whereby Doerge directly and through its affiliates ("Doerge") agreed to purchase from the Company up to $1.5 million liquidation value of Series B preferred stock of the Company and to provide to the Company financing of up to $10.0 million. See Note 12.




         9.       Segment information

                  The Company operates within three operating segments: Travel, Technology and Other. The Travel segment provides a broad range of travel products, targeted primarily at the leisure customer, including airfare, hotel rooms, cruise packages, and ground packages. Products and services are offered through the traditional travel agency base, 1-800 call centers and the internet. Included in the Travel segment are the operations of the following subsidiaries: Mr. Cheaps Travel, International Tours, GalaxSea Cruises and Tours, Express Vacations, Cheap Seats, Bell Travel, Global Leisure and Travelbyus Cruise Operations.

                  The Technology segment designs and manufactures electronic data storage systems, develops internet accessible travel reservations systems, custom programming services, and a distributed website marketing system. Included in this segment are the operations of Legacy, Epoch, Prosoft and SiteRabbit.com.

                  Included in the Other segment are advertising and associate marketing operations of International Tours Inc., GalaxSea Cruises and Tours, Travelbyus Cruise Operations, and the operations of Aviation Group.

                  The accounting policies of the segments are the same as those described in Note 2. The Company evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable associated with segment activities; all other assets are included as corporate assets. The Company does not track expenditures for long-lived assets on a segment basis.

                  The table below presents information on the revenues and operating contribution for each segment for the three and six months ended March 31, 2001 and 2000, and items that reconcile segment operating contribution to the Company's reported pre-tax income (loss) from continuing operations (in thousands).


                                               Three Months Ended                     Six Months Ended
                                                    March 31,                             March 31,
                                              2001             2000                2001             2000
                                              ----             ----                ----             ----
Net sales of services:
     Travel                                     1,699             2,113             4,078               3,681
     Technology                                 1,350               187             1,350                 326
     Other                                        385               503               385                 876
                                       ---------------     -------------     -------------     ---------------
                                                3,434             2,803             5,813               4,883
                                       ---------------     -------------     -------------     ---------------
                                       ---------------     -------------     -------------     ---------------


Operating contribution:
     Travel                                   (7,081)           (3,564)          (21,358)             (6,570)
     Technology                               (1,026)              (23)           (1,763)                (43)
     Other                                    (1,865)               327           (1,761)                 592
                                       ---------------     -------------     -------------     ---------------
                                       ---------------     -------------     -------------     ---------------
                                              (9,972)           (3,260)          (24,882)             (6,021)

                                       ---------------     -------------     -------------     ---------------
                                       ---------------     -------------     -------------     ---------------
Consolidated expenses:
     Interest expense                           1,314               804             2,224               1,456
     Investment Reduction                                                           4,203
                                       ---------------     -------------     -------------     ---------------

Pretax loss from continuing operations       (11,286)           (4,064)          (31,309)             (7,477)
                                       ===============     =============     =============     ===============

         10.      Stock options and warrants

                  The Company has a Stock Option Plan that provides for the granting of options to purchase common shares to directors, officers, employees and consultants of the Company. The number of common shares reserved for issuance under the Stock Option Plan shall not exceed 10,000,000 common shares or a greater number as approved by the shareholders of the Company. Terms of the options shall not be for a period less than one year or longer than ten years. The option price shall be fixed by the directors of the Company subject to price restrictions imposed by the regulators. All options were granted at or above market value at the date of grant. Accordingly, no current or deferred compensation expense has been recorded in the periods presented.

                  Stock option transactions

                  The following table summarizes information about the Company's stock option activity:

                                                                     Options
                                                                  exercisable      Number of      Exercise price
                                                                       at           Options             $
                                                                  end of period
                                                                 --------------   -------------   ------------------
           Balance September 30, 2000                                               7,448,800       0.12 - 4.50
                Options granted during the period                                     547,000       0.90 - 4.28
                Options exercised during the period                                       -0-               -0-
                Options expired during the period                                   (406,500)       1.15 - 4.28
                Options exercisable at end of period                3,483,967                       0.12 - 4.50
                                                                                  ------------    --------------
           Balance December 31, 2000                                                7,589,300       0.12 - 4.50

                Options expired during the period                                    (50,000)              3.75
                Adjust for reverse split                          (2,787,174)     (6,031,440)
                Options issued to Aviation Group                                       27,000       8.44 - 9.28
                Options exercisable at end of period                  700,633                      0.40 - 14.93
                                                                                  ------------    --------------
           Balance March 31, 2001                                                   1,534,860      0.40 - 14.93
                                                                                  ============    ==============


                  Warrant transactions

                  Warrants granted in Travelbyus.com are convertible for exchangeable shares of the Company at the ratio before the reverse split effected in January 2001. The following table summarizes information about the warrant activity in the travelbyus.com warrant pool:

                                                                     Number of         Exercise price
                                                                    underlying                $
                                                                      shares
                                                                ----------------       --------------
     Balance September 30, 2000                                       11,077,520          0.45 - 2.38
          Issued on exercise of special warrants (note 6(a))           3,496,500                 1.67
          Issued on debt financings (note 5 (b) and (c)                  550,000          1.00 - 2.00
          Special warrants exercised                                 (6,993,000)                 1.67
          Debenture warrants exercised                                 (200,000)                 0.45
                                                                -----------------     ----------------
     Balance December 31, 2000                                         7,931,020          0.45 - 2.33
          Issued on debt financings (note 5 (b) and (c)                  300,000                 1.00
          Debenture warrants expired                                 (6,778,250)          2.50 - 3.50
                                                                -----------------     ----------------
     Balance December 31, 2000                                         1,452,770          0.45 - 3.50
                                                                =================     ================

                  The following table summarizes information about the warrant activity in the Aviation Group warrant pool:

                                                       `  Number of          Exercise price
                                                        ` underlying                $
                                                         `  shares
                                                      ----------------      ---------------
     Beginning balance at acquisition date                   1,825,882         5.00 - 47.44
          Issued on debt financings                         10,410,000          0.50 - 7.00
          Issued to management                               2,100,000          0.50 - 0.75

                                                      -----------------     ----------------
     Balance March 31, 2001                                 14,335,882         0.50 - 47.44
                                                      =================     ================


         11.      Series A Preferred Stock

                  In conjunction with the purchase of Global Leisure Travel, Inc. on May 10, 2000, the Company issued 1,650 shares of its 9% cumulative convertible Series A preferred stock for $10,000 per share ($16.5 million in the aggregate) to the Series A shares are convertible into common shares at the Company's option. As additional consideration, warrants to purchase 750,000 shares of common stock at an exercise price of $5.00 per share were issued to the former owners of Global. The Series A shares were converted to common shares in January, 2001.

         12.      Subsequent events

                  (a) On March 27, 2001, the Company entered into a letter of understanding with American Leisure, Inc., a Florida corporation controlled by Malcolm Wright (ALI), under which the Company agreed to commit up to $1.5 million for a 50% ownership interest in a joint venture with ALI. Through this joint venture, the Company and Mr. Wright sought to acquire certain assets of Med Resorts International, Inc. (MRI), which was placed in receivership in August, 2000 in an action filed against it by the Federal Trade Commission and the Commonwealth of Virginia in the United States District Court for the Northern District of Illinois. Subsequently, the parties determined to seek to acquire and hold the MRI assets through American Vacation Resorts, Inc., a Florida corporation in which the Company and Mr. Wright would each hold a 50% interest (AVR). On April 13, 2001, the court entered an order granting the receiver's motion to approve the sale of certain assets to ALI. Pursuant to the provisions of the asset purchase agreement entered into between ALI and the receiver in accordance with the court's order, ALI subsequently assigned its rights under the agreement to AVR, which acquired the MRI assets on April 17, 2001.

                  The assets consist principally of notes of MRI's vacation club members, three hotels and certain condominium units and time share intervals in hotel and resort properties. These assets were subject to existing secured debt of approximately $7.8 million. In accordance with the court's order, the former MRI vacation club members have the right to terminate their vacation club membership and be released from any past or future liability on their MRI notes, or affirm their obligations and continue as vacation club members of AVR. AVR presently cannot estimate what amount of member notes will be affirmed, but is optimistic that a majority of members will continue their vacation club membership with AVR. AVR intends to continue to operate and seek to expand the former MRI vacation club business that it acquired and offer enhanced travel benefit fulfillment to vacation club members.

                  On April 30, 2001, the Company advised Mr. Wright that it had elected to exercise its option to acquire the remaining 50% of the common stock of AVR. While the letter of understanding suggests that the Company's ownership in the entity holding the MRI assets would be effective as of the option exercise date, the letter also contemplates that the parties would negotiate and execute definitive agreements. The parties expect to resolve the issue concerning the effective date of the transfer, to clarify whether and the manner in which the shares of ALI or its principal asset, the Sungate Golf & Spa Development (a proposed golf and resort property that has been received zoning approvals but is presently undeveloped), will be transferred, and to establish other terms and conditions of the transaction in the definitive agreements.

                  Upon the closing of the transaction, the Company will own all the capital stock of AVR, subject to the issuance or reservation of shares representing 17.5% of the outstanding common stock, which will be available for an equity incentive program to management of AVR. This incentive stock, if issued, is subject to repurchase by AVR in April 2005. Accordingly, on a diluted basis, the Company will hold an 82.5% interest in AVR.

                  The total option consideration for the AVR shares and the shares or assets of ALI consists of (i) the assumption of $10.5 million of indebtedness to Mr. Wright maturing in December 2002 that is secured by a mortgage on the Sungate Golf & Spa Development, (ii) a repayment of $500,000 principal amount of such mortgage debt, and (iii) the issuance of 1,000,000 shares of the common stock of the Company, subject to adjustment. The adjustment is to be determined based upon the value of the Company's stock on August 31, 2001 and the amount of AVRs net assets after determination of the number of vacation club memberships and notes that are affirmed. The shares of the Company's common stock issuable upon this adjustment can in no event exceed 19.9% of the Company's outstanding common stock, provided that if the number of shares that would otherwise be issuable absent this limitation would exceed this level, an additional cash payment will made in lieu thereof.

                  A portion of the initial $500,000 cash consideration has been paid from proceeds of loans to the Company from private investors not affiliated with the Company and the balance of the cash consideration is also expected to be provided by debt financing. No assurance can be given that such financing will be available to the Company. The terms of this transaction were negotiated with Mr. Wright on an arm's length basis. The Company had no relationship with ALI, AVR or Mr. Wright prior to initiation of the discussions relating to the Company's participation in the possible acquisition of the MRI assets. Mr. Wright presently intends to continue as the president of AVR.

                  (b) In May 2001, the Company received a commitment from a Midwest based lending source for a credit facility providing for borrowing availability of up to $23.0 million based on eligible collateral. The commitment is subject to negotiation of final documentation, completion of due diligence and other customary conditions. The Company anticipates that, if these conditions are satisfied, the loan agreements will be finalized prior to June 30, 2001. No assurance can, however, be given that these conditions will be satisfied or that the facility will be funded. If the facility is funded, the Company intends to use the proceeds to retire short-term debt and to fund working capital and other obligations.

                  (c) Since March 31, 2001, the Company has continued to borrow on a short term-basis to fund working capital and provide funds for its purchase of AVR stock described above. During April and May 2001, the Company issued a series of its convertible secured bridge notes due December 31, 2001 under which an aggregate principal amount of $8.3 million is outstanding as of the date of this Report. Certain of the funds evidenced by these notes were advanced during the quarter ended March 31, 2001, as described under Note 6(b)(iii). The obligations evidenced by these notes are secured by a pledge of the Company's capital stock in Travelbyus Cruise Operations Inc. and Cheap Seats, Inc. subsidiaries and by liens on substantially all of the assets of these subsidiaries. The notes bear interest at the rate of 12% per annum, payable on August 2, 2001 and at maturity and are convertible into the Company's common stock at any time based upon a $2.00 per share price. The Company issued warrants in connection with these notes. See Part II, Item 2 of this Report.

                  In April 2001, the Company borrowed $300,000 evidenced by a note due July 3, 2001. This note is secured by a pledge of the Company's common stock in AVR and liens on substantially all of the assets of AVR. At the holder's option, all or a portion of this note may be exchanged for a convertible secured bridge note in a like principal amount under the terms described above. This note bears interest at the rate of 12% per annum, payable at maturity. The Company issued a warrant in connection with this note. See Part II, Item 2 of this Report.

                  In April and May 2001, the Company borrowed $5.1 million in the aggregate evidenced by a series of notes due 120 days after issuance. These notes are secured by a pledge of the Company's common stock in AVR and liens on substantially all of the assets of AVR. These notes bear interest at the rate of 25% for the first 30-day period it is outstanding, increasing by 25% for each 30-day period thereafter until maturity. The Company intends to retire these notes with the proceeds from the credit facility with Fit Management as soon as possible. No assurance can be given that such facility will be funded. The Company has issued warrants in connection with these notes. See Part II, Item 2 of this Report.

                  (d) Effective April 20, 2001, the Company engaged Steven Antebi as a consultant to advise it as to financial and strategic planning matters. In accordance with the terms of the consulting agreement entered into between the Company and Mr. Antebi, the Company issued 2,200,000 shares of its common stock to him on May 18, 2001, subject to increase by up to 2,000,000 additional shares in the event of specified dilutive events. These shares were issued and registered under a registration statement on Form S-8 in May 2001.

                  (e) As reported in the Company's current report on Form 8-K filed April 23, 2001, PricewaterhouseCoopers LLP ("PWC") resigned as the Company's independent accountants on April 17, 2001. PWC had served as the independent accountants for travelbyus.com, which, under the terms of the Arrangement, was the accounting acquirer of Aviation Group. Aviation Group's independent accountants, Hein + Associates LLP ("Hein"), had ceased serving as Aviation Group's independent accountants following the completion of the Arrangement. Hein subsequently notified the Company that it had ceased serving in this role. The Company is currently interviewing accounting firms to replace PWC and expects to make a decision in the near future. These consolidated financial statements have not been reviewed by an independent accounting firm.

                  (f) Effective April 10, 2001, the Company's publicly-traded securities were delisted from The Nasdaq Stock Market due to the inability of the Company to satisfy the initial listing criteria, including maintenance of a $4.00 bid price for the specified period. In the United States, the Company's publicly-traded common stock and warrants continue to trade on the OTC Bulletin Board under the trading symbols TRIP and TRIPW, respectively.

                  (g) The Company has entered into an agreement to sell the assets of its Aero Design, Inc. and Battery Shop, L.L.C. subsidiaries for $3.0 million, subject to a purchase price adjustment based upon financial performance prior to closing. Closing is expected in June 2001. Net proceeds from the sale are expected to be applied to retire indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company and its subsidiaries are in the business of providing travel-related products and services targeted primarily at the leisure customer, including airline tickets and tour, cruise and group packages.

         The companies held shareholder meetings on December 20, 2000 to vote on the business combination, which was approved. On January 25, 2001, the Company completed the statutory Arrangement in accordance with Ontario, Canada law pursuant to which travelbyus.com was acquired by Travelbyus Canada Holdings Ltd., formerly known as Aviation Group Canada Limited, a Canadian subsidiary of Aviation Group. In connection with the consummation of the Arrangement, on January 24, 2001, Aviation Group also changed its name to travelbyus, Inc., effected a one-for-five reverse split of its common stock and increased its authorized number of shares of common stock from 10,000,000 to 250,000,000. Aviation Group's pre-existing shareholders retained beneficial ownership of approximately 5% of the combined entity. The accompanying financial statements reflect the reverse split from the earliest period presented.

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

         The combined companies have accounted for the transaction under the purchase method of accounting as if travelbyus.com had acquired Aviation Group and had recapitalized under the capital structure of Aviation Group. Accordingly, the combined company will record the assets and liabilities of the Aviation Group as being acquired by travelbyus.com in the Arrangement.

         Under the terms of the Arrangement, Aviation Group was the legal acquirer of travelbyus.com and travelbyus.com was the accounting acquirer. Consequently, the historical financial information set forth in this report is that of the accounting acquirer, travelbyus.com. Current period financial results presented for the three and six month periods ended March 31, 2001 include only the results of travelbyus.com through January 25, 2001, the date the Arrangement was effectuated. For the balance of the three and six month periods ended March 31, 2001, the results of both constituent companies to the Arrangement are included. The Company's fiscal year end has been changed to September 30.

Recent Events

         Since March 31, 2001, the Company's independent accountants have resigned, and the Company has entered into numerous financing transactions, has acquired an interest in American Vacation Resorts, Inc., which operates a vacation club business, has issued 2,200,000 shares of its common stock to a consultant it has engaged and has been delisted from The Nasdaq Stock Market. See note 12 to the notes to the consolidated financial statements.

Segments and Summary of Results

         The following discussions and tables set forth a comparison of the major categories, presented by division, of revenues and operating contribution with each of the previous period's results (in thousands). These historical results are not necessarily indicative of results to be expected for any future period.

                                                    Three Months Ended                     Six Months Ended
                                                        March 31,                             March 31,
                                                    2001             2000                2001             2000
                                                    ----             ----                ----             ----
Net sales of services:
     Travel                                           1,699             2,113             4,078               3,681
     Technology                                       1,350               187             1,350                 326
     Other                                              385               503               385                 876
                                             ---------------     -------------     -------------     ---------------
                                                      3,434             2,803             5,813               4,883
                                             ---------------     -------------     -------------     ---------------



Operating contribution:
     Travel                                         (7,081)           (3,564)          (21,358)             (6,570)
     Technology                                     (1,026)              (23)           (1,763)                (43)
     Other                                          (1,865)               327           (1,761)                 592
                                             ---------------     -------------     -------------     ---------------
                                                    (9,972)           (3,260)          (24,882)             (6,021)

                                             ---------------     -------------     -------------     ---------------
Consolidated expenses:
     Interest expense                                 1,314               804             2,224               1,456
     Investment Reduction                                                                 4,203
                                             ---------------     -------------     -------------     ---------------

Pretax from continuing operations                  (11,286)           (4,064)          (31,309)             (7,477)
                                             ===============     =============     =============     ===============



         The Company intends to dispose of all remaining non-travel related operations that were historically a part of Aviation Group. These non-travel related assets, liabilities and operations are presented as held for sale or discontinued in the accompanying financial statements at their estimated liquidation value.

         The Company operates within three operating segments: Travel, Technology and Other. The Travel segment provides a broad range of travel products, targeted primarily at the leisure customer, including airfare, hotel rooms, cruise packages, and ground packages. Products and services are offered through the traditional travel agency base, 1-800 call centers and the internet. Included in the Travel segment are the operations of the following subsidiaries:
Mr. Cheaps Travel, International Tours Inc., GalaxSea Cruises and Tours, Inc., Express Vacations, Cheap Seats, Bell Travel, Global Leisure and Travelbyus Cruise Operations.

         The Technology segment designs and manufactures electronic data storage systems, develops internet accessible travel reservations systems, custom programming services, and a distributed website marketing system. Included in this segment are the operations of Legacy, Epoch, Prosoft and SiteRabbit.com.

         Included in the Other segment are advertising and associate marketing operations of International Tours Inc., GalaxSea Cruises and Tours, Inc. and Travelbyus Cruise Operations, and the operations of Aviation Group.

Seasonality and Variability of Results

         The Company's travel operations experience seasonal variability in revenues, primarily relating to the heavy summer and year-end leisure travel seasons. Management believes, however, that the integration of its various travel and technology companies can allow it to increase revenues above historical levels in future periods, and that when combined with other company products, can generate higher gross margins as well.

Forward Looking Statements

         Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, management's expectations or beliefs as to various proposed transactions and potential trends that may impact future results of operations are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following factors: The travel industry in which the Company competes is highly competitive. Two of the Company's principal competitors in the online travel agency sector, Travelocity.com and Expedia.com, have substantially greater resources and more favorable operating results than the Company. Some economists have advised that the United States has entered or is expected to enter a recessionary period. Unfavorable general economic conditions significantly affect discretionary travel and leisure activities on which the Company's business is substantially dependent and make capital raising activities more difficult and costly. The Company continues to incur substantial losses in its operations, principally in its Travel segment, and management does not presently know if the Company's recently launched internet accessible travel reservations system will find wide public acceptance. As a result of its significant operating losses, the Company has found it necessary to regularly seek additional debt financing. The Company has recently incurred significant short-term debt, often at high interest rates. No assurance can be given that such short-term financing will continue to be available to the Company on any terms or that the Company will be able to obtain long-term financing to retire its existing short-term and other debt when due. In addition, the significant number of shares of common stock issuable upon exercise of the Company's outstanding options and warrants and upon the conversion of the Company's outstanding preferred stock and convertible notes, in many instances at low exercise or conversion prices, the Company's present inability to become listed on a national securities exchange or Nasdaq, and the low trading volume for the Company's shares on the over-the-counter markets in which the shares trade, may impair the Company's ability to raise needed capital by depressing the price at which the Company can sell its common stock.

Results of Operations

         Since January 2000, the Company has acquired the operations of 20 businesses, including, effective as of January 25, 2001, Aviation Group. Accordingly, a comparison of the results of operations for the three and six month periods ended March 31, 2001 with the same periods in 2000 is not, in the opinion of management, meaningful.

         Comparison of the Three Month Periods Ended March 31, 2001 and 2000

         The Company experienced a pre-tax operating loss from continuing operations of $11.3 million for the three months ended March 31, 2001 compared to a pre-tax operating loss from continuing operations of $4.1 million for the three month period ended March 31, 2000. This $7.2 million increase in operating losses was the result of the following cash and non-cash expenses and adjustments (in thousands):

         Improvement in Travel segment gross profit margins                       $    818
         Increase in non-cash goodwill amortization                                 (2,654)
         Increase in administrative costs from new acquisitions
                  Travel                                            $   (934)
                  Technology                                          (1,130)
                  Corporate (including one-time merger expenses)      (2,008)       (4,072)
                                                                       ------
         Interest Expense                                                             (634)
         Other                                                                        (680)
                                                                                      -----
                                                                                  $( 7,222)

         During the three months ended March 31, 2001, management continued to integrate its existing and new travel and technology acquisitions into a combined fully operational business model, while reducing duplicative and excessive costs relating to its subsidiaries' operating as historically independent entities. Annualized reductions in such overhead costs of approximately $4.1 million were eliminated, as evidenced by the improvement in operating loss levels for the three month period ended March 31, 2001 compared to the three month period ended December 31, 2000. Additional reductions and expense consolidation activities are expected to continue during the remainder of the 2001 fiscal year.

         Comparison of the Six Month Periods Ended March 31, 2001 and 2000

         The Company experienced a pre-tax operating loss from continuing operations of $31.3 million for the six months ended March 31, 2001 compared to a pre-tax operating loss from continuing operations of $7.5 million for the six month period ended March 31, 2000. This $23.8 million increase in operating losses was the result of the following cash and non-cash expenses and adjustments (in thousands):

         Improvement in Travel segment gross profit margins                              $1,591
         One-time non-cash write-down of investment in subsidiaries
                  Travel                                                $(4,302)
                  Technology                                              (7,810)       (12,112)
                                                                        ---------
         Increase in non-cash goodwill amortization                                      (4,444)
         Increase in administrative costs from new acquisitions
                  Travel                                                $(1,866)
                  Technology                                             (2,016)



                  Corporate (including one-time merger expenses)         (3,579)         (7,461)
                                                                          ------
         Interest Expense                                                                  (877)
         Other                                                                             (529)
                                                                                           -----
                                                                                        $(23,832)

         During the six months ended March 31, 2001, management continued to integrate its existing and new travel and technology acquisitions into a combined fully operational business model, while reducing duplicative and excessive costs relating to its subsidiaries' operating as historically independent entities. Annualized reductions in such overhead costs of approximately $4.1 million were eliminated, as evidenced by the improvement in operating loss levels for the three month period ended March 31, 2001 compared to the three month period ended December 31, 2000. Additional reductions and expense consolidation activities are expected to continue during the remainder of the 2001 fiscal year.

Financial Condition and Liquidity

         The Company incurred a net loss before write-off and amortization of goodwill of approximately $18.1 million during the six months ended March 31, 2001, had an accumulated deficit of approximately $190.4 million and a working capital deficiency of approximately $39.4 million at the end of the period. During the six month period, the Company used cash of approximately $11.3 million to fund operations.

         The Company has incurred significant losses associated with the acquisition and integration of its various travel and technology acquisitions into a single fully operational business model. The Company has also incurred significant operating losses associated with its Travel segment, principally related to the operations of its Global Leisure subsidiary. The Company has taken steps to reduce the operating costs associated with these operations and intends to take all other appropriate actions, including the potential disposition of assets, to seek to eliminate these losses. During the six month period, the Company also made significant investments in technology development and infrastructure, principally in bringing online its SiteRabbit.com internet accessible travel reservations system. This system was launched in February 2001.

         Management estimates that its existing credit facilities are presently insufficient to maintain operations and repay obligations due or coming due in the coming year. Since January 1, 2001, the Company has negotiated extensions of various short-term debt agreements and has incurred substantial short-term indebtedness to assist the Company in meeting its ongoing cashflow requirements. However, most of this indebtedness is due on or prior to December 31, 2001. Substantially all of the Company's assets are provided as security for its various debt financings. See notes 6 and 12 to the Company's consolidated financial statements.

         In May 2001, the Company received a commitment from a Midwest based lending source for a credit facility providing for borrowing availability of up to $23.0 million based on eligible collateral. The commitment is subject to negotiation of final documentation, completion of due diligence and other customary conditions. The Company anticipates that, if these conditions are satisfied, the loan agreements will be finalized prior to June 30, 2001. No assurance can, however, be given that these conditions will be satisfied or that the facility will be funded. If the facility is funded, the Company intends to use the proceeds to retire short-term debt and to fund working capital and other obligations.

         In addition to seeking to improve its operating performance and attracting additional capital, the Company is additionally pursuing the sale of its non-travel operating subsidiaries relating to the former Aviation Group aviation service activities. These sales, if completed during the 2001 fiscal year, are expected to generate reductions in negative working capital exceeding $3.5 million. No assurance can be given that the Company will be successful in completing such sales in a timely manner and on favorable terms.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Apollo Galileo USA Partnership has filed suit against the Company in the United States District Court for the Northern District of Illinois alleging breach of a contract between plaintiff and the Company's Global Leisure subsidiary. Prior to commencement of the suit, the plaintiff made demand for payment of sums in excess of $5.6 million. The Company disputes liability because it was not a party to the contract. The Company intends to vigorously defend against this suit.

Item 2.  Changes in Securities and Use of Proceeds.

         On January 25, 2001, the Company completed the statutory Arrangement in accordance with Ontario, Canada law, pursuant to which travelbyus.com was acquired by Travelbyus Canada Holdings Ltd., formerly known as Aviation Group Canada Limited, a Canadian subsidiary of Aviation Group. In connection with the consummation of the Arrangement, on January 24, 2001, Aviation Group also changed its name to travelbyus, Inc., effected a one-for-five reverse split of its common stock and increased its authorized number of shares of common stock from 10,000,000 to 250,000,000. As a result, every five shares of common stock that were outstanding were combined into one new share of common stock. No change in the $.01 par value per share resulted from the reverse split. Aviation Group's pre-existing shareholders retained beneficial ownership of approximately 5% of the combined entity.

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

         Set forth below is a description of various unregistered securities issued by the Company since January 1, 2001. In each instance, these securities were issued by the Company in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933 and/or the rules and regulations promulgated thereunder. These securities were issued in privately negotiated transactions to persons reasonably believed by the Company to be "accredited investors" (as such term is defined under Rule 501(a) of Regulation D) and/or to be sophisticated and knowledgeable investors possessing sufficient information about the Company.

         In April 2000, the Company sold a total of 425,000 shares of its common stock to an investor in a private placement at a per share price of $0.38. The investor paid an aggregate purchase price of $161,500 for these shares.

         In April and May 2001, the Company issued convertible notes due December 31, 2001 in the original principal amount of $8.3 million. These notes are convertible into common stock of the Company at a conversion price of $2.00 per share.

         From January 2001 to May 2001, the Company issued promissory notes to various lenders. In certain instances, as additional consideration to the lenders for agreeing to make or extend the maturity dates of loans to the

Company, the Company has issued warrants to purchase shares of its common stock to such lenders for terms ranging from three to five years from the issuance or registration of the underlying shares. These warrants are exercisable at per share prices of $0.50 (2,225,000 shares); $0.625 (600,000 shares); $1.00
(450,000 shares); and $2.00 (340,000 shares). One lender exercised its warrants to purchase 200,000 shares of the Company's common stock, at a price of $1.00 per share, in March 2001. The Company has also issued warrants to lenders to purchase 2,170,090 shares of common stock at an exercise price of $1.00 per share, which are exercisable only upon conversion of the Company's convertible bridge notes under which these warrants were issued. These warrants are exercisable for a term ending 60 days after the registration of the underlying shares.

         In exchange for various services, primarily marketing, investor relations, investment banking, financial and e-commerce consulting services, from January 2001 to May 2001, the Company issued warrants to vendors to purchase a total of 3,220,000 shares of common stock at per share exercise prices of $0.50 (2,450,000 shares); $0.625 (250,000 shares); $2.00 (20,000 shares); $4.00 (150,000 shares); $5.00 (125,000 shares); $6.00 (125,000 shares);
and $7.00 (100,000 shares). The term of these warrants ranges from two to three years after their issuance.

         In April 2001, the Company issued warrants to purchase 600,000 shares of its common stock to former principals of Epoch Technology, Inc., as an agreed-upon adjustment of the price paid by the Company in May 2000 for the interests of the principals of Epoch Technology. These warrants are exercisable at $0.75 per share and expire three years after their issuance.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5.  Other Information.

         In May 2001, the Company received a commitment from a Midwest based lending source for a credit facility providing for borrowing availability of up to $23 million based on eligible collateral. The commitment is subject to negotiation of final documentation, completion of due diligence and other customary conditions. The Company anticipates that, if these conditions are satisfied, the loan agreements will be finalized prior to June 30, 2001. No assurance can, however, be given that these conditions will be satisfied or that the facility will be funded. If the facility is funded, the Company intends to use the proceeds to retire short-term debt and to fund working capital and other obligations.

         Effective April 20, 2001, the Company engaged Steven Antebi as a consultant to advise it as to financial and strategic planning matters. In accordance with the terms of the consulting agreement entered into between the Company and Mr. Antebi, the Company issued 2,200,000 shares of its common stock to him on May 18, 2001, subject to increase by up to 2,000,000 additional shares in the event of specified dilutive events. These shares were issued and registered under a registration statement on Form S-8 in May 2001.

         As reported in the Company's current report on Form 8-K filed April 23, 2001, PricewaterhouseCoopers LLP ("PWC") resigned as the Company's independent accountants on April 17, 2001. PWC had served as the independent accountants for travelbyus.com, which, under the terms of the Arrangement, was the accounting acquirer of Aviation Group. Aviation Group's independent accountants, Hein + Associates LLP ("Hein"), had ceased serving as Aviation Group's independent accountants following the completion of the Arrangement. Hein subsequently notified the Company that it had ceased serving in this role. The Company is currently interviewing accounting firms to replace PWC and expects to make a decision in the near future. The consolidated financial statements in this Report have not been reviewed by an independent accounting firm.

         Effective April 10, 2001, the Company's publicly-traded securities were delisted from The Nasdaq Stock Market due to the inability of the Company to satisfy the initial listing criteria, including maintenance of a $4.00 bid price for the specified period. In the United States, the Company's publicly-traded common stock and warrants continue to trade on the OTC Bulletin Board under the trading symbols TRIP and TRIPW, respectively.

         See also note 12 of the Company's consolidated financial statements for a description of certain other recent transactions.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits.

              10.1 Consulting Agreement dated as of April 20, 2001 between the Company and Steven Antebi.

      (b)     Reports on Form 8-K.

         Since January 1, 2001, the Company has filed the following current reports on Form 8-K:

         On February 8, 2001, the Company filed a current report on Form 8-K announcing the completion of the Arrangement, the change of the Company's name to travelbyus, Inc., the effectiveness of a one-for-five reverse split of its common stock, an increase in the authorized number of shares of common stock to 250,000,000 shares, a change in its fiscal year end from June 30 to September 30, the consummation of a number of financing transactions and warrant issuances, a letter of intent regarding a financing transaction, and certain improvements to the Company's website.

         On April 13, 2001, the Company filed an amended current report on Form 8-K/A (which amended the February 8, 2001 current report) to include the financial statements of travelbyus.com for years ended September 30, 2000 and 1999 and the three months ended December 31, 2000 and 1999, and the pro forma financial statements of the combined company for the year ended September 30, 2000 and the three months ended December 31, 2000.

         On April 23, 2001, the Company filed a current report on Form 8-K to report that PricewaterhouseCoopers LLP had resigned as the Company's independent accountants.

         On May 2, 2001, the Company filed a current report on Form 8-K to report the Company's acquisition of an interest in AVR, as more fully described in note 12 to the consolidated financial statements.


                                                     SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 TRAVELBYUS, INC.


                                 By:        /s/ William Kerby
                                           ---------------------------
                                           William Kerby
                                           Chief Executive Officer

                                 By:        /s/ Gregory Miller
                                           --------------------------
                                           Gregory Miller
                                           Chief Financial Officer
Date:        May 21, 2001

                                  Exhibit 10.1




                              CONSULTING AGREEMENT


         This Consulting Agreement (the "Agreement"), effective as of April 20, 2001 between travelbyus, Inc. (the "Company"), a Texas corporation, and Steven Antebi (the "Consultant").

         In consideration of and for the mutual promises and covenants contained herein, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

1. Purpose. The Company hereby engages Consultant as an independent consultant (and not as an agent, employee, partner or joint venturer) during the term specified hereinafter to render consulting advice to the Company upon the terms and conditions as set forth herein.

2. Term. This Agreement commenced effective as of April 20, 2001 through a period ending on July 19, 2001 (the "Term"), provided that the Company may terminate this Agreement at any time for any reason upon 30 days' prior written notice to the Consultant; provided further that the provisions of Sections 4 and 11-17 inclusive will survive termination of this Agreement.

3. Duties of Consultant.


         (a) During the Term, Consultant will provide the Company with such consulting advice as is reasonably requested by the Company with respect to financial planning and the development of a business plan as is reasonably requested by the Company. In performance of these duties, Consultant will provide the Company with the benefits of its reasonable judgment and efforts. Consultant's duties will include, but will not necessarily be limited to the following:

               (i) Advice concerning strategic issues, including alliance partnerships and joint ventures;

               (ii) Advice regarding the implementation of the Company's goals and plans; and

               (iii) Advice regarding the existing and possible alternative financial structures for the
                  Company;

               (iv) Advice concerning short and long range financial planning;

               (v) Advice regarding the formulation of business and financing goals and plans;

               (vi) Use of Consultant's reasonable best endeavors to comply with all reasonable requests of the Company in relation to the performance of the duties of the Consultant hereunder.

         (b) In connection with rendering its advice hereunder, Consultant and its employees and agents will be given reasonable access to the Company's officers, premises and records.

         (c) The Company acknowledges that Consultant's advice pursuant hereto does not and will not constitute any guarantee or other assurance as to the ability of the Company to accomplish whether in whole or in part any specific goals or plans of the Company.

         (d) The Company acknowledges that Consultant retains the right to provide consulting advice to other parties. Nothing herein contained will be construed to limit or restrict Consultant in conducting such business with respect to others, or in rendering advice to others or conducting any other business. During the Term the Consultant will not, however, provide consulting advice in favor of any other parties engaged in the same business as the Company without prior written consent of the Company, other than to affiliates of the Company.

4. Compensation. In consideration for Consultant agreeing to provide and providing the consulting services to be rendered pursuant to this Agreement, the Company agrees to pay Consultant $500,000 by tendering to





Consultant 2,200,000 shares of common stock of the Company, subject to adjustment as hereinafter provided (the "Shares"). The Shares will be issued to Consultant upon execution of this Agreement. The Shares will be promptly registered for resale under the Securities Act of 1933, as amended on Form S-8, but in no event later than two weeks following the date hereof. If, at any time from the date hereof through and including October 20, 2001, the Company shall issue any additional shares of its common stock by reason of any warrantholder's exercise of any warrants or any preferred shareholder's conversion of any shares of convertible preferred stock, whether such warrants or shares of convertible preferred stock have previously been or are hereafter issued by the Company ("Dilutive Shares"), then the Consultant shall receive from the Company such number of additional shares of common stock of the Company ("Additional Shares") as would be required to maintain his existing ownership percentage in the Company, determined in accordance with the following equation (except that in no event shall more than 2,000,000 Additional Shares be issued to Consultant):

                                    S = S + X
                                    N   N +D

                  Where:

                  S = the 2,200,000 Shares issuable to Consultant upon the execution of this Agreement.

                  N = all of the issued and outstanding shares of common stock of the Company as of the close of business on April 20, 2001 (including the 2,200,000 Shares issuable to Consultant upon the execution of this Agreement).

                  X = the Additional Shares.

                  D = the Dilutive Shares.

5. Expenses. The Company will pay or promptly reimburse Consultant for the out-of-pocket expenses, including expenses for travel, lodging, and meals, which
(a) are incurred by Consultant in connection with the performance of services under this Agreement, (b) the Company either (i) authorizes in advance and confirms in writing or (ii) subsequently determines, in its sole discretion, to be reasonable under the circumstances, (c) are identified in an invoice submitted to the Company, and (d) are supported by receipts for individual expense items of Twenty-Five Dollars ($25) or more.

6. Proprietary Information. Consultant agrees that, except as appropriate to carry out its duties under this Agreement or as required by law (in the opinion of Consultant's counsel), it will not use or disclose, without the Company's prior consent, any information furnished or disclosed (whether before or after the date hereof) to Consultant by the Company or its employees, agents or representatives, including without limitation any of the Company's trade secrets or other proprietary information or information concerning the Company's current and any future proposed operations, services or products; provided that Consultant's obligations of nonuse and nondisclosure under this provision will not be deemed to restrict the use and/or disclosure of information that (a) is or becomes publicly known or within the public domain without a breach of this agreement, (b) Consultant can establish was known to it prior to its receipt thereof, or (c) has been or is subsequently disclosed to Consultant by a third person who is not under an obligation of confidence to the Company or any of its affiliates.

7. Representations and Warranties of the Company. The Company represents and warrants to Consultant as follows:

         (a) The Company is a corporation duly incorporated, validly existing, and in good standing under the laws of the State of Texas and has all corporate power and authority, and all corporate authorizations, necessary to enable it to enter into this Agreement and carry out the transactions that are the subject of this Agreement.

         (b) This Agreement is a valid and binding agreement of the Company, enforceable against the Company in accordance with its terms.

         (c) When issued and registered as provided in this Agreement, the Shares will be duly and validly issued, fully paid and nonassessable, free and clear of any liens or encumbrances, and will be free of restrictions on transfer except for such restrictions, if any, as may be imposed under applicable securities laws.

         (d) When issued as provided in this Agreement, the Shares will have been registered with the Securities and Exchange Commission and qualified in the State of Texas under the Texas Corporate Securities Laws of 1968, as amended, or exempt from such qualification.

8. Representations and Warranties of the Company. The Consultant represents and warrants to the Company that this Agreement is a valid and binding agreement of the Consultant, enforceable against the Consultant in accordance with its terms.

9. Assignment. This Agreement and the rights hereunder may not be assigned by either party (except by operation of law) without prior written consent of the other party, but, subject to the foregoing limitation, this Agreement will be binding upon and inure to the benefit of the respective successors, assigns and legal representatives of the parties.

10. Notices and Other Communications. Any notice or other communication required or permitted to be given under this Agreement must be in writing and will be deemed effective when delivered in person or transmitted by a facsimile process (with a prompt written confirmation) or, if outside the hours of 9:00 a.m. to 5:00 p.m. on any business day in the jurisdiction of the addressee, will be deemed to be given at 9:00 a.m. on the next business day, or on the third business day after the day on which mailed from within the United States of America, to the following addresses (or to any other address subsequently specified by the person to whom the notice or other communication is sent):

         If to the Consultant:

         Steven Antebi
                  c/o Fontenelle LLC
                  345 North Maple Drive, Suite 358
                  Beverly Hills, Colorado 90210
                  Facsimile Number: (310) 476-1338

         If to the Company:

                  travelbyus, Inc.
                  700 North Pearl Street
                  Suite 2170
                  Dallas, Texas 7250
                  Attention: William Kerby
                  Facsimile Number: (604) 541-2450

         With a copy (not constituting notice) to:

                  David G. Edwards
                  Derpken Keevican & Weiss
                  USX Tower, 58th Floor
                  600 Grant Street
                  Pittsburg, PA  15219
                  Facsimile Number:  (412) 355-2609

For the purposes of this Agreement, "business day" will refer to a day in which trading banks are open for business.

11. Captions. The headings of the sections of this Agreement are intended solely for convenience of reference and are not intended and will not be deemed for any purpose whatever to modify or explain or place any construction upon any of the provisions of this Agreement.

12. Attorneys' Fees. In the event any party hereto will institute an action to enforce any rights hereunder, the prevailing party in such action will be entitled, in addition to any other relief granted, to reasonable attorneys' fees and costs.

13. Entire Agreement. This Agreement, constitutes the entire agreement between the parties hereto pertaining to the consulting relationship of the parties and supersede all prior and contemporaneous agreements and understandings of the parties, and there are no representations, warranties or other agreements between the parties in connection with the subject matter hereof except as specifically set forth herein. No supplement, modification, amendment, waiver or termination of this Agreement will be binding unless executed in writing by the parties hereto. No waiver of any of the provisions of this Agreement will be deemed or will constitute a waiver of any provision hereof (whether or not similar), nor will waiver constitute a continuing waiver.

14. Indemnification by the Company and the Consultant.

         (a) Consultant hereby agrees to indemnify and save the Company and hold the Company harmless in respect of all causes of actions, liabilities, costs, charges and expenses, loss and damage (including consequential loss) suffered or incurred by the Company (including legal fees) arising from any negligent act or omission of the Consultant or its employees, servants and agents and /or arising from any material breach by Consultant or any of its employees, servants and agents of any of the terms and conditions imposed on the Consultant pursuant to this Agreement.

         (b) The Company hereby agrees to indemnify and save Consultant and hold Consultant harmless in respect of all causes of actions, liabilities, costs, charges and expenses, loss and damage (including consequential loss) suffered or incurred by the Consultant (including legal fees) arising from any willful or grossly negligent act or omission of the Company or its employees, servants and agents and/or arising from material breach by the Company or any of its employees, servants and agents of any of the terms and conditions imposed on the Company pursuant to this Agreement.

         (c) No party will be liable to any other party hereunder for any claim covered by insurance, except to the extent that the liability of such party exceeds the amount of such insurance coverage. Nothing in this clause (c) will be construed to reduce insurance coverage to which any party may otherwise be entitled.

15. Severability. If any provision or portion of a provision of this Agreement is held to be invalid, illegal or unenforceable under applicable law, that provision or portion will be excluded from this Agreement, but only to the extent of such prohibition or unenforceability, and the balance of the Agreement will be interpreted as if that provision or portion were so excluded, and will be enforceable in accordance with its terms.

16. Governing Law. This Agreement will be governed by, and construed under, the laws of the State of California entered into and to be performed entirely within California. Venue for any actions hall be in the appropriate state or federal court within Los Angeles County.

17. Counterparts. This Agreement may be executed in counterparts. All of such counterparts will constitute one and the same agreement. The Company and Consultant agree that facsimile signatures of this Agreement will be deemed a valid and binding execution of this Agreement.







         IN WITNESS WHEREOF, the parties hereto have executed this Agreement this day and year first above written.


                  Company:                  travelbyus, Inc.
                                            a Texas corporation


                                    By:    /s/ William Kerby
                                          ------------------
                                         Name: William Kerby
                                         Title:


                  Consultant:
                                  /s/ Steven Antebi
                                 -------------------
                                      Steven Antebi