Form 10QSB
period 2001-06-30
TRAVELBYUS INC
filed 2001-11-02
CIK 355906

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission file number: 0-10124

                                travelbyus, Inc.
             (Exact name of registrant as specified in its charter)

           Texas                                       75-2631373
           -----                                       ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)


    3237 King George Hwy, Suite 204
  White Rock, British Columbia                     Canada  V4P
  ----------------------------                     ------  ---
(Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (604) 541-2400


              700 North Pearl Street, Suite 2170 Dallas, Texas 75201
              -----------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

29,281,896 shares of common stock were outstanding as of August 27, 2001.

Transitional Small Business Disclosure Format (check one):

                                                Yes            No     X

                                      INDEX


PART I        FINANCIAL INFORMATION...........................................3

Item 1.       Financial Statements............................................3

                Consolidated Balance Sheet at June 30, 2001 (unaudited) ......3


              Consolidated Statements of Operations for the three and nine months ended June 30, 2001 and June 30, 2000 (unaudited)....5


              Consolidated Statements of Cash Flows for the nine months

                  ended June 30, 2001 and June 30, 2000 (unaudited)...........6

              Notes to Unaudited Consolidated Financial Statements............7


Item 2.       Management's Discussion and Analysis or Plan
                 of Operation................................................20

PART II       OTHER INFORMATION..............................................26

Item 1.       Legal Proceedings..............................................26

Item 2.       Changes in Securities and Use of Proceeds......................27

Item 3.       Defaults Upon Senior Securities (not applicable)...............29

Item 4.       Submission of Matters to a Vote of Security Holders
                (not applicable).............................................29

Item 5.       Other Information..............................................29

Item 6.       Exhibits and Reports on Form 8-K   ............................29

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                         travelbyus, Inc. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                       (in thousands except per share amounts)
                                   (unaudited)

                                                            June 30, 2001
                                                            --------------
    ASSETS:

    Current assets:
         Cash and cash equivalents                                    591
         Accounts receivable, net                                   2,542
         Inventory and barter credits                                 608
         Prepaid expenses and other current assets                    893
         Marketable securities                                        178
         Receivable from AVR                                        1,500
         Assets of discontinued operations                          2,499
                                                            --------------
                  Total current assets                              8,811

    Goodwill, net                                                  17,000
    Assets of discontinued operations                               2,151
    Software, contracts and other intangible assets                16,106
    Deposits and restricted cash                                    4,109
    Property, plant and equipment, net                              4,277
    Other assets                                                      576
                                                            --------------
                  Total assets                                     53,030
                                                            ==============

                                         TRAVELBYUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                      (in thousands except per share amounts)
                                   (unaudited)



    LIABILITIES AND STOCKHOLDERS' DEFICIT:

                                                                                      June 30, 2001
                                                                                      --------------

    Current liabilities:
            Bank indebtedness                                                                   568
         Accounts payable and accrued liabilities                                             9,288
         Notes payable and current portion of long-term debt                                 30,391
         Deferred tax liability                                                                 892
         Preferred dividends payable                                                            480
         Other current liabilities                                                            1,482
         Liabilities of discontinued operations                                               5,782
                                                                                      --------------
                  Total current liabilities                                                  48,883

    Long-term debt, net of current maturities                                                 4,799
    Due to related parties                                                                      222
                                                                                      --------------
                  Total liabilities                                                          53,904


    Stockholders' deficit:

              Series B  12% cumulative preferred stock, $10,000                              16,000
                          Liquidation preference
              Common stock, $.01 par value; 250,000,000 shares                              153,064
                        Authorized; 28,646,158 shares issued and outstanding
              Additional paid-in capital                                                     47,895
              Accumulated deficit                                                         (217,833)
                                                                                      --------------
                  Total stockholders' deficit                                                 (874)
                                                                                      --------------
                  Total liabilities and stockholders' deficit                                53,030
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

                        TRAVELBYUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                      Three months ended             Nine months ended
                                                                           June 30,                       June 30,
                                                                      2001           2000            2001           2000
                                                                      ----           ----            ----           ----
Net sales                                                            3,653           2,981          9,466           7,864
                                                                -----------    ------------    -----------    ------------

Costs and expenses:
      Cost of net sales                                                992           1,169          2,730           3,568
      Selling, general and administrative                            7,359           6,268         21,973          13,572
      Depreciation and amortization                                  3,629           3,121         13,570           4,316
                                                                -----------    ------------    -----------    ------------

              Total costs and expenses                              11,980          10,558         38,273          21,456
                                                                -----------    ------------    -----------    ------------

Operating loss                                                     (8,327)         (7,577)       (28,807)        (13,592)

Other expense:

      Interest expense, net                                          3,718             208          6,057           1,670
     Adjustment of Global Leisure goodwill                          21,123                         21,123
     Write-off of programming library Advances                                                      1,500
      Employment Contract Settlement                                                                  680
                                                                -----------    ------------    -----------    ------------

          Pretax loss                                             (33,168)         (7,785)       (58,167)        (15,262)
Income tax (provision) recovery                                         2             286          3,196             286

                                                                -----------    ------------    -----------    ------------

          Loss from continuing operations                         (33,166)         (7,499)       (54,971)        (14,976)

Loss from discontinued operations                                     (91)                           (20)
                                                                -----------    ------------    -----------    ------------

           Loss before extraordinary item                         (33,257)         (7,499)       (54,991)        (14,976)
Loss on repayment of debentures                                                                                     (699)
                                                                -----------    ------------    -----------    ------------

           Net loss                                               (33,257)         (7,499)       (54,991)        (15,675)
                                                                ===========    ============    ===========    ============

Loss per common share:

Loss from continuing operations                                   ($1.33)       ($0.60)         ($2.33)           ($1.20)
Loss from discontinued operations
and  extraordinary items                                                                                           (0.06)
                                                                -----------    ------------    -----------    ------------

Net loss per share (basic and diluted)                            ($1.33)        ($0.60)        ($2.33)           ($1.26)
                                                                ===========    ============    ===========    ============

Weighted average shares outstanding (basic and diluted)         24,945,450      12,445,530     23,629,135      12,445,530


    The accompanying notes are an integral part of the unaudited consolidated financial statements.

                        TRAVELBYUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Nine Months ended June 30,
                                                                                   ---------------------------
                                                                                 2001                        2000
                                                                                 ----                        ----
  Cash flow from operating activities:
  Net Loss for the period                                                      (54,991)                     (15,675)
  Items not affecting cash:
     Writedown of marketable securities                                              51
     Depreciation and amortization                                               13,570                        4,378
     Reduction of deferred income tax credit                                    (3,200)                        (201)
     Valuation adjustments- goodwill                                             19,115
     Valuation adjustments- intangibles & other assets                            3,742
  Net change in non-cash working capital items:
     Increase in security deposits                                                  192
     Accounts receivable and prepaid expenses                                     (869)
     Inventory and barter credits                                                 (107)
     Accounts payable, accrued liabilities, customer
        deposits and other current liabilities                                    3,191                        3,554

                                                                   ---------------------      -----------------------
  Cash used by operations                                                      (19,306)                      (7,944)
                                                                   ---------------------      -----------------------

  Cash flow from investing activities:
  Cash paid for acquisitions                                                                                (12,297)
  Receivable from AVR                                                           (1,500)
  Purchase of property and equipment                                            (1,111)                      (1,771)
  Investments                                                                                                (4,523)
  Deposits and restricted cash                                                                               (1,032)
  Acquisition of Aviation Group and related valuation
       Adjustments                                                              (8,732)
                                                                   ---------------------      -----------------------
  Cash used by investing activities                                            (11,343)                     (19,623)
                                                                   ---------------------      -----------------------

  Cash flow from financing activities:
  Bank borrowings                                                                   290
  Non-bank borrowings                                                            27,455
  Issuance of notes payable                                                                                    3,190
  Share issue costs                                                                                          (2,050)
  Issue of special warrants                                                                                   13,512
  Private placement                                                                                           11,753
  Exercise of options and warrants                                                                             3,781
  Subscriptions received                                                            707                        1,973
  Repayments to related parties                                                   (366)

                                                                   ---------------------      -----------------------
  Cash provided by financing activities                                          28,086                       32,159

  Foreign exchange effect on cash                                                 1,152                        1,482

                                                                   ---------------------      -----------------------
    Increase (decrease) in cash and cash equivalents                            (1,411)                        6,074

    Cash and cash equivalents, beginning of period                                2,002                        2,200

                                                                   ---------------------      -----------------------
    Cash and cash equivalents, end of period                                        591                        8,274
                                                                   =====================      =======================


          The accompanying notes are an integral part of the unaudited consolidated financial statements.

1. Nature of operations and going concern

     (a) Nature of operations

     travelbyus, Inc. (the "Company") is in the business of providing travel-related products and services targeted primarily at the leisure customer, including airline tickets and tour, cruise and group packages. The Company seeks to become a fully integrated travel network.

     On January 25, 2001, Aviation Group, Inc., a Texas corporation, completed an arrangement (the "Arrangement") with travelbyus.com, Ltd., an Ontario corporation. Immediately prior to completion of the Arrangement, Aviation Group, Inc. changed its name to travelbyus, Inc. Under the terms of the Arrangement, Aviation Group, Inc. was the legal acquirer of travelbyus.com, Ltd. and travelbyus.com, Ltd. was the accounting acquirer. Accordingly, the historical financial information set forth herein is that of the accounting acquirer, travelbyus.com., Ltd. Current period financial results presented for the three and nine-month periods ended June 30, 2001 include only the results of travelbyus.com through January 25, 2001, the date the Arrangement was effectuated. For the balance of the three and nine-month periods ended June 30, 2001, the results of both constituent companies to the Arrangement are included.

     The Company has disposed or is currently seeking to dispose of its assets that are unrelated to its travel businesses, principally those that were historically a part of Aviation Group, Inc. These non-travel related assets, liabilities and operations are presented as held for sale or discontinued at their estimated liquidation value. See also Note 13.


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

     (b) Going concern

     These financial statements have been prepared using generally accepted accounting principles ("GAAP") applicable to a going concern. The Company incurred a net loss, before write-off and amortization of goodwill, of approximately $36 million during the nine months ended June 30, 2001, had an accumulated deficit of approximately $218 million, and a working capital deficiency of approximately $40 million, at the end of the period. The Company has continued to incur losses subsequent to the period end. The Company used cash of approximately $19 million to fund operations during the nine-month period. In addition, substantially all of the Company's assets are provided as security for various financings. Management estimates that financing facilities currently available are insufficient to maintain operations and repay obligations due or coming due in the coming year. The Company will require new sources of financing, a restructuring of its existing obligations or forbearance of its loan agreements, in order to continue its operations and satisfy its obligations in the normal course. Accordingly, the use of generally accepted accounting principles applicable to a going concern may not be appropriate because substantial doubt exists with respect to the Company's ability to continue as a going concern.

     Management is addressing this situation by attempting to financially restructure its debt, to raise additional financing, to eliminate redundant and unnecessary costs and to realize the revenue potential of its recent acquisitions, products and services. No assurance can, however, be given that management will be successful in these efforts.

     These financial statements do not reflect any adjustments to the carrying value of assets and liabilities, the estimated useful lives of assets, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

     2. Programming library

     The Company acquired a media library. During the three months ended December 31, 2000, the Company received the balance of the first 40 episodes and has therefore reclassified the remaining balance of advances for programming services to the programming library. In addition, the Company capitalized and accrued for the remaining balance of advances due, $1.5 million with respect to the 40 new episodes. These advances were written off during the period to reducethe carrying value of the programming library down to the estimated fair value.

     3. Software and other assets

     Pursuant to the terms of the share purchase agreement for Muffin Communications Ltd., the share consideration given for the rights to the wireless contract was subject to adjustment based on the trading price of the common shares of travelbyus.com on December 15, 2000. The combination of shares and/or cash to be paid or given to maintain the total consideration of $6.7 million or $6.70 per share pursuant to the adjustment formula, was to be decided by travelbyus.com. During the quarter ended December 31, 2000, the required value of additional consideration of $6.3 million was expensed due to the continued significant uncertainty about the level of revenues expected to be derived from the underlying wireless customer base. During the quarter ended June 30, 2001, the Company issued 10,355,932 shares of travelbyus.com Ltd. (Canadian) shares (equivalent to 2,071,186 shares of travelbyus Inc. (U.S.) shares) into a trust account, in order to satisfy its additional obligation under the agreement, pending the outcome of related litigation.


     4. Termination of Relationship with American Vacation Resorts, Inc.


     On April 13, 2001, the United States District Court for the Northern District of Illinois, entered an order granting a motion to approve the sale of certain assets of Med Resorts International, Inc. ("MRI") to American Vacation Resorts, Inc. ("AVR"), a corporation in which the Company and Malcolm Wright each held a 50% beneficial interest, subject to the issuance or reservation of shares representing 17.5% of the AVR's outstanding common stock under an equity incentive program for current or future management personnel of AVR. The assets of MRI consist principally of notes of MRI's vacation club members, three hotels and certain condominium units and time-share intervals in hotel and resort properties. MRI was placed in receivership in August, 2000 in an action filed against it by the Federal Trade Commission and the Commonwealth of Virginia in the United States District Court for the Northern District of Illinois.

     The Company subsequently purported to exercise an option to acquire the 50% of the common stock of AVR held by Mr. Wright. As previously disclosed in the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2001, the Company had neither resolved all issues concerning the terms of the option exercise nor entered into definitive agreements for the transfer of Mr. Wright's interest in AVR. The Company subsequently concluded that, under the terms of the court's order, the transfer could not become effective for a 10-year period. In order to resolve this and other issues before the court (under the continuing jurisdiction over the MRI matter that it had retained), the Company elected to relinquish its interest in AVR in consideration of the right to receive a return of its $1.5 million capital contribution to AVR (subject to reduction for legal expenses of the parties incurred in connection with the court proceedings), payable in amounts equal to 50% of any new capital raised by AVR, if any, and otherwise on a subordinated basis from excess cash flow, if any. These payments are to commence only if the Company obtains releases of the liens on the AVR assets securing obligations of the Company in the original principal amount of $5.1 million, which it is presently seeking to do. The Company also agreed to advance an additional $175,000 to an escrow account to pay legal fees in connection with this matter (which payments were made in two installments in July and August 2001). Separately, the Company negotiated agreements with Mr. Wright, AVR and other corporations controlled by Mr. Wright under which the parties agreed to mutual releases and the Company received the right to the return of the $200,000 it had advanced to Mr. Wright and other consideration unrelated to AVR.

     Under the terms of a stipulated order of the court, the Company will neither have any continuing ownership rights in AVR (and, therefore, AVR will not be a subsidiary of the Company) nor have any role in the management or operations of AVR, except that the Company will continue to provide travel fulfillment services to AVR on a non-exclusive basis and, until it obtains releases of the liens on AVR assets securing obligations in the original principal amount of $5.1 million, certain of the Company's guaranties of AVR's obligations will remain in place. The Company committed to cause these liens to be released no later than September 30, 2001, and AVR will not guarantee or pledge its assets to support or secure any obligations of the Company. At October 31, 2001, the Company had entered into definitive agreements or reached understandings to release the liens respecting $3.6 million principal amount of this indebtedness (although written documentation has not been completed or forwarded to AVR). The holder of the remaining $1.5 million of debt has not agreed to release its liens. The Company has failed to satisfy its obligations under the terms of the order. Among other consequences, unless the Company obtains releases of all liens (as to which no assurance can be given), and a modification to the order is negotiated and entered (as to which there have been no discussions initiated and thus, no indication that a modification will be considered), the Company's guaranties of AVR's obligations will not be released and the Company will relinquish its rights to repayment of the amounts it advanced to or on behalf of AVR.

     5. Credit facilities, notes and debt

    Credit facilities utilized, due and payable at June 30, 2001, are as follows
                                (in thousands):
          Bank Indebtedness (a)                                       $     568
          Notes Payable & Current Portion of Long-Term-Debt (b)          30,391
          Long-term Debt (net of current maturities) (c)                  4,799
          Non-current Debt to Related Party                                 222
                                                                     ----------
                            TOTAL                                       $35,980

          (a) Bank indebtedness consists of a single obligation under a revolving credit agreement.

          (b) The following table summarizes the detail and terms of the various loans comprising the current portion of notes payable and long-term debt:

          Lender/                               Principal          Interest
          Description                            Amount               Rate

          Senior Redeemable Debentures (i)    $   6,262              12.5%
          Pelham Funds Note (ii)                  1,887              12.0%
          Debt Related to AVR (Note 4) (iii)      5,050           (See iii)
          DCM Asylum LLC (iv)                     2,400              12.0%
          DCM KG LLC Convertible Loan (v)         1,367              12.5%
          Convertible Bridge Notes (vi)         10,625               12.0%
          Aberdeen Loan (vii)                     1,000              12.0%
          Amadeus (viii)                          1,000               8.0%
          Sadler Loan (ix)                          300              12.0%
          Starside Loan (x)                         500              12.0%

          (b)(i) In September, 1999, the Company's Travelbyus.com Incorporated subsidiary issued CND $12.0 million (approximately U.S. $8 million) principal amount of its senior redeemable debentures. In March 2000, the issuer offered early redemption of the debentures of which approximately CND $2.8 million was retired. The debentures bear interest at a rate of 12.5% per annum, payable semi-annually, and matured on September 9, 2001. The Company recently concluded discussions with the Lead Agent, Wellington West Capital, Inc. and has had the repayment date for both principal and interest extended 15 months, to December 2002. The parties are in the process of preparing final documentation, and the Company has agreed to compensate Wellington West with a Rollover Fee equal to 2% of the aggregate principal amount of the debentures outstanding. One-half of this fee will be paid in cash and the other half will be paid for with common stock of the Company, at an issue price equal to the weighted average trading price of the shares for the prior 20 trading days. This will equal approximately 4.0 million shares of the Company's common stock.

          (b)(ii) The Company borrowed $3.0 million from Pelham Investment Fund on May 9, 2000. In June 2001 $1.2 million was paid toward the principal balance from proceeds of the Aero Design sale. The original promissory note required quarterly interest payments at an annual rate of 12%, and matured February 2001. The Company previously entered into a forbearance agreement with the lender that extended the payment date to September 2001. The balance of this note has not been paid and the Company is seeking to negotiate an additional forbearance agreement in conjunction with the debt restructuring described in Note 15. No assurance can be given that a further extension will be granted. In conjunction with the issuance of original promissory note, the Company issued warrants to purchase 50,000 shares of its common stock at an exercise price of $1.00 per share. The fair value of these warrants was previously expensed.

          (b)(iii) In late April and May 2001, the Company borrowed $5.1 million in the aggregate evidenced by a series of notes due 120 days after issuance. These notes bear interest at the rate of 25% for the first 30-day period outstanding, increasing by 25% for each 30-day period thereafter. The Company had entered into definitive agreements or reached agreement in principle to restructure $3.6 million principal amount of this indebtedness. The holder of the remaining $1.5 million of debt has not agreed to modify the terms of the loan, which continues to be in default. See Notes 4 and 15.

          (b)(iv) In December 2000, the Company executed agreements relating to a $2.5 million loan from DCM Asylum, LLC, a company related to Doerge Capital Management, a division of Balis, Lewites & Coleman, Inc. ("DCM"). This loan matured in February 2001 and was extended until September 2001. Subsequently, this loan was exchanged for the Company's Series D Preferred Stock (See Note 15). In connection with the original loan, the Company issued warrants to purchase 250,000 shares of its common stock at an exercise price of $2.00 per share, expiring in December 2005. The fair value of the warrants was previously expensed. As consideration for the extension of the maturity date, a further 250,000 warrants were issued with an exercise price of $0.50 per share, expiring in April 2004.


          (b)(v) In December 2000, the Company borrowed $1.5 million from DCM KG, LLC, a company related to DCM. Principal payments in the amount of $133,000 were made during this current quarter. The loan originally matured in February 2001 and was extended to June 2001. Subsequently, this loan was exchanged for the Company's Series D Preferred Stock.

          (b)(vi) During the past two quarters the Company has borrowed $10.6 million in aggregate evidenced by a series of convertible notes maturing December 31, 2001. The notes bear interest at the rate of 12% payable quarterly. The notes are convertible at the holder's option at any time using the 10-day trading average, but at not less than $2.00 per share. In the event the principal is returned prior to an equity conversion, the Company will issue 10,000 warrants for every $100,000 raised, with a strike price of $2.00. Subsequently, $8.6 million of these notes was converted to Series D Preferred Stock, and the remaining $2 million was restructured.

          (b)(vii) In January 2001, the Company borrowed $1.0 million from Aberdeen Strategic Capital LP. This loan matured in February 2001. This note has not been paid and the Company is seeking to negotiate an extension or waiver agreement.

          (b)(viii) In December 2000, the Company borrowed $2 million from Amadeus NMC Holding, Inc. This loan bears interest at the rate of 8% per year, and is repayable quarterly, commencing June 30, 2001. The Company has not made the most recent quarterly payment and is now negotiating with the lender to modify the repayment terms such that repayments will equal a percentage of travel segment revenue. On that basis, one-half of the original loan amount ($1.0 million) is reflected as current and one-half is reflected in the long-term portion of debt.

          (b)(ix) In April 2001, the Company borrowed $300,000 evidenced by a note due in July 2001. This note bears interest at the rate of 12% per annum, payable at maturity. The Company is in discussions with the lender to modify the term of this loan.


          (b)(x) In May 2001, the Company borrowed $500,000. This loan has been converted to Series D Preferred Stock (See Note 15).


          (c)      Long-term debt detail follows:

                   Lender or                   Principal        Interest
                   Description                  Amount          Rate

                   Travel24.com (i)            $  3,750         LIBOR + 3.0%
                   Amadeus (ii)                   1,000                 8.0%
                   Other                             49
                                               -----------
                            TOTAL              $  4,799

          (c)(i) Through November 2000, Travel24 had advanced the Company $3.75 million. This indebtedness is evidenced by convertible debentures bearing interest at the rate of LIBOR plus 3.0% The conversion price on the total indebtedness has been reduced to $0.50. These debentures mature in June 2002. Interest has not been paid currently. The Company has entered into a Remediation Agreement with the lender. The Company has been unable to comply with all the terms of the Remediation Agreement.

          (c)(ii) In December 2000, the Company borrowed $2 million from Amadeus NMC Holding, Inc. This loan bears interest at the rate of 8% per year, and is repayable quarterly, commencing June 30, 2001. The Company has not made the most recent quarterly payment and is now negotiating with the lender to modify the repayment terms.


     6. Common Stock


     Effective April 20, 2001, the Company engaged Steven Antebi as a consultant to advise it as to financial and strategic planning matters. In accordance with the terms of the consulting agreement entered into between the Company and Mr. Antebi, the Company issued 2,200,000 shares of its common stock to him on May 18, 2001. These shares were issued and registered under a registration statement on Form S-8 in May 2001. In August 2001, Mr. Antebi agreed to relinquish his right to receive up to 2,000,000 additional shares in the event of specified dilutive events and agreed to certain resale restrictions on the shares he continued to hold.

                  Following is a table of stock issuances:

                                                                         Number of Common        $ Amount
                                                                             Shares

         Balance September 30, 2000                                       96,804,569            141,710,000
              Shares issued on exercise of warrants                          200,000                166,000
              Shares issued on exercise of special warrants                7,692,300              7,196,000
                                                                         --------------------- ----------------------
         Balance December 31, 2000                                       104,696,869            149,072,000
               Shares sold                                                 1,417,444              3,982,000
               Acquisition of Aviation Group shares                        4,956,722                 10,000
               Conversion of Series A Preferred shares                     2,750,000                   -0-
                Issuance pursuant to acquisition price minimums            4,817,712                   -0-
               Adjustment for 1:5 reverse share split                    (94,911,049)                  -0-
                                                                         --------------------- ----------------------
         Balance March 31, 2001                                           23,727,698            153,064,000
                Shares issued to consultants for services                  2,847,274                   -0-
                Shares issued pursuant to acquisition price minimums
                     (see Note 3)                                          2,071,186                   -0-
                                                                         --------------------- ----------------------
         Balance June 30, 2001                                            28,646,158            153,064,000


     7. Commitments and contingencies

     During June 2000, the Company entered into an agreement with HealthyConnect.com, Inc. (HC.com), a private health care related internet technology company. Pursuant to the terms of the agreement, HC.com will issue 1,200,000 common shares to the Company upon confirmation of necessary technical specifications to establish links between their respective web sites. The Company will issue 1,000,000 common shares in exchange for a further 1,400,000 common shares of HC.com upon certain conditions being met. Under terms of the agreement, HC.com may request the Company to acquire up to 1,200,000 common shares of HC.com at $2.50 per share for a total cash consideration of $3.0 million subject to satisfactory due diligence and board approval of the Company. The completion of these transactions is subject to the necessary regulatory approvals. Through June 30, 2001, 17,500,000 shares have been exchanged. On August 8, 2000, the Company provided a demand loan to HC.com for $175,000 at 6.0% interest. The loan is secured by 1,200,000 common shares of HC.com and is included in advances. HC.com has entered into a letter of intent to merge with Next Generation Technology Holdings, Inc., which will become the surviving entity if and when the merger is completed.

     In July 2001, the Company entered into an amendment of an agreement dated December 7, 1999, under which it had purchased the right to the 800-I-TRAVEL numbers and a system which utilizes a telephone switching technology that will route customers' calls to their closest member travel agency or to the company's call center. Under the amendment, the Company is required to issue 300,000 of its common shares to the Vendors. In addition, the Company may be required to issue up to an additional 200,000 of its common shares to the Vendors, and/or pay the Vendors up to $525,000 in cash, depending on the average daily closing price and trading volume of its common shares during the period from October 8, 2001, to January 15, 2002.

     In June, 2001, Michael H. Rosenblum ("Rosenblum") has filed suit against the Company in the Circuit Court of Cook County, Illinois in a case captioned Michael H. Rosenblum vs. Travelbyus.com, Ltd., et al., No. 01 L 0077689, claiming unspecified damages and costs for the Company's alleged breach of the terms of the sale agreement pursuant to which the Company acquired all of the capital stock of Muffin Communications, Inc ("Muffin"). Under the terms of the agreement, the Company had agreed to a share "top off" provision pursuant to which it would issue additional shares of the Company's common stock in the event the fair market value of the shares issue at closing was not equal to a certain amount in December 2000. Prior to the date for issuance of this additional consideration, the Company concluded that the assets of Muffin were not as represented and therefore declined to deliver the additional shares to Rosenblum. The Company has filed to remove the suit to Federal court and intends to file a counterclaim seeking recovery of the consideration previously paid to Rosenblum. The Company intends to defend against the plaintiff's claims and prosecute its own counterclaims vigorously.

     In 2001, Travel Magazine 2000 Inc. filed suit against the Company in the Superior Court of Justice of Ontario, Canada in a case captioned Travel Magazine 2000 Inc. vs. Travelbyus.com, Ltd, et al., Court File No. 01-CV-210137CM, claiming unspecified damages and costs for the Company's alleged breach of the terms of an agreement entered into by the Company with the plaintiff in 1999. Under the terms of this agreement, the Company agreed to purchase up to 120 travel shows to be produced by plaintiffs, subject to the Company's right to cancel production of 80 shows. The Company cancelled production of 80 shows by so advising plaintiff, both in writing and orally, in a timely manner. Plaintiff alleges that the Company failed to follow requisite formalities in canceling production of these shows, which allegation the Company disputes. The Company intends to vigorously defend this case.

     In June, 2001, Apollo Galileo USA Partnership filed suit against the Company in the United States District Court for the Northern District of Illinois Eastern Division in a case captioned Apollo Galileo USA Partnership vs. Travelbyus, Inc. No. 01 C 2781, claiming unspecified damages and costs for the alleged breach of the terms of an agreement between plaintiff and Global Leisure, a wholly owned subsidiary of the Company, pursuant to which Global Leisure subscribed to plaintiff's computerized reservation system. In its complaint, as amended, plaintiff alleges that the Company caused Global Leisure to breach the agreement by reason of removing assets from Global Leisure which allegedly rendered it unable to perform its obligations to plaintiffs. In addition, plaintiff alleges that the Company is responsible for Global Leisure's obligations as a successor entity to Global Leisure. The Company disputes these allegations and denies any responsibility for the obligations or liabilities of Global Leisure. The plaintiff has filed a motion to add Global Leisure as a party to this litigation. Prior to initiating this suit, plaintiff made demand on the Company to pay to it $4 million as a result of the damages it is alleged to have suffered. The Company intends to vigorously defend this case.

     In 2001, World Business Brokers, Inc. filed suit against the Company in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida in a case captioned World Business Brokers, Inc vs. Aviation Group, Inc. (now known as travelbyus, Inc.), Case No. 00-25918 CA 24, claiming unspecified damages and costs for the Company's alleged failure to pay brokerage commissions to plaintiff for its services in connection with the Company's merger with travelbyus.com, Ltd. The Company maintains that the brokerage agreement had expired prior to the consummation of the transaction and intends to vigorously defend this case.

     In July, 2001, a former employee of Cheap Seats, Inc. ("Cheap Seats"), a wholly owned subsidiary of the Company, filed suit against Cheap Seats, the Company and three individuals in California state court claiming unspecified damages and costs for alleged sexual harassment. Cheap Seats intends to vigorously defend this case.

     In 2001, RSC (Rental Service Corporation) dba Prime Equipment filed suit against Travelbyus.com, Inc. ("TCI") and Aviation Exteriors Portland, Inc. ("AEP"), subsidiaries of the Company, in Circuit Court of the State of Oregon for the County of Multnomah in a case captioned RSC (Rental Service Corporation) dba Prime Equipment vs. Aviation Exteriors Portland, Inc., et al., No. 0104-04460, claiming damages and costs for AEP's failure to pay an Amended and Restated Exchangeable Promissory Note in the amount of $263,052 and TCI's failure to honor a guaranty of this note. The note evidenced past due payables of AEP. The Company has initiated settlement discussions with the plaintiff.

     In 2001, John Fenyes, a former employee of the Company's travelbyusUSA.com, Inc. subsidiary ("TBU-USA"), initiated an arbitration action against TBU-USA in Reno, Nevada claiming entitlement to approximately $200,000 in compensation under the terms of his employment agreement with TBU-USA following the Company's diminution of his responsibly and his subsequent resignation. In September 2001, the arbitrator ruled in favor of Mr. Fenyes and awarded damages in the amount of approximately $69,000. TBU-USA is in negotiations with Mr. Fenyes with regard to a compromise settlement of such award. interest in the predecessor of TBU-USA, and to vigorously defend against his claims in the arbitration.

     In August, 2001, JoAnn Smith, a former employee of the Company's TBU-USA subsidiary, has advised that she intends to initiate an arbitration action against TBU-USA in Reno, Nevada claiming entitlement to an unspecified amount of compensation based upon TBU-USA's alleged breach of its obligations to her under her employment agreement. The Company intends to vigorously defend this case.

     The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, fidelity insurance, errors and omissions insurance and directors' and officers' liability insurance. The Company is generally self-insured with respect to workers' compensation, but maintains umbrella workers' compensation coverage to limit its maximum exposure to such claims.


     8. Segment information

     The Company operates in three operating segments: Travel, Technology and Other. The Travel segment provides a broad range of travel products, targeted primarily at the leisure customer, including airfare, hotel rooms, cruise packages, and ground packages. Products and services are offered through and to the traditional travel agency base, 1-800 call centers and the Internet. Included in the Travel segment are the operations of the following subsidiaries: Mr. Cheaps Travel, International Tours, GalaxSea Cruises and Tours, Express Vacations, Cheap Seats, Bell Travel, Global Leisure and Travelbyus Cruise Operations.

     The Technology segment designs and manufactures electronic data storage systems, develops Internet accessible travel reservations systems, custom programming services, and a distributed website marketing system. Included in this segment are the operations of Legacy, Epoch, Prosoft and SiteRabbit.com.

     Included in the Other segment are advertising and associate marketing operations of International Tours Inc., GalaxSea Cruises and Tours, and Travelbyus Cruise Operations.

     The accounting policies of the segments are the same as those described in
     Note 1(b). The Company evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable associated with segment activities; all other assets are included as corporate assets. The Company does not track expenditures for long-lived assets on a segment basis.


     The table below presents information on the revenues and operating contribution for each segment for the three and nine months ended June 30, 2001 and 2000, and items that reconcile segment operating contribution to the Company's reported pre-tax income (loss) from continuing operations (in thousands).

                                   Three Months Ended                    Nine Months Ended
                                   ------------------                    -----------------
                                       June 30,                               June 30,
                                       ---------                              --------
                                   2001             2000                2001             2000
                                   ----             ----                ----             ----

Net sales of services:
     Travel                          1,544             2,247             5,622               5,928
     Technology                      1,024               199             2,374                 526
     Other                           1,085               535             1,470               1,410
                            ---------------     -------------     -------------     ---------------
                                     3,653             2,981             9,466               7,864
                            ---------------     -------------     -------------     ---------------


Operating contribution:
     Travel                                         (7,894)          (22,640)            (14,463)
                              (7,592)
     Technology                     (736)              (43)           (2,499)                (87)
     Other                                              360           (1,760)                 952
                                 1
                           ---------------     -------------     -------------     ---------------
                           ---------------     -------------     -------------     ---------------
                                  (8,327)           (7,577)          (26,899)            (13,598)

                           ---------------     -------------     -------------     ---------------
                           ---------------     -------------     -------------     ---------------
Consolidated expenses:
     Interest expense               3,718               208             5,942               1,664
     Investment Reduction          21,123                              25,326
                           ---------------     -------------     -------------     ---------------

Pretax loss from
continuing operations             (33,168)           (7,785)          (58,167)            (15,262)
                           ===============     =============     =============     ===============



     9. Stock options and warrants

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

     Stock option transactions

     The following table summarizes information about the Company's stock option activity:

                                                     Options exercisable        Number of         Exercise price
                                                              at                 Options                $
                                                         end of period

    Balance September 30, 2000                                                     7,448,800       0.12 - 4.50
         Options granted during the period                                           547,000       0.90 - 4.28
         Options exercised during the period                                             -0-               -0-
         Options expired during the period                                         (406,500)       1.15 - 4.28
         Options exercisable at end of period                3,483,967                             0.12 - 4.50
                                                                        --------------------- -----------------
    Balance December 31, 2000                                                      7,589,300       0.12 - 4.50

         Options expired during the period                                          (50,000)              3.75
         Adjust for reverse split                          (2,787,174)           (6,031,440)
         Options issued to Aviation Group                                             27,000       8.44 - 9.28
         Options exercisable at end of period                  700,633                            0.40 - 16.26
                                                                        --------------------- -----------------
    Balance March 31, 2001                                                         1,534,860      0.40 - 16.26

         Options expired during the period                                         (666,300)      1.53 - 16.26
         Options exercisable at end of period                  334,625                            0.40 - 14.93
                                                                        --------------------- -----------------
    Balance June 30, 2001                                                            870,960      0.40 - 14.93
                                                                        ===================== =================



           The following table summarizes stock options outstanding at
                                 June 30, 2001:

                                Range of              Number         Number
                             exercise prices       Outstanding    exercisable

                             $0.40 - $3.32           312,760       226,049
                             $5.38 - $5.64           255,400           -0-
                             $7.80 - $10.62          147,000        60,000
                             $10.79 - $13.54          47,300        15,510
                             $14.20 - $14.93         108,500        33,066
                                                     870,960       334,625
                                                   ============== ==========


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

                                                                      Number of          Exercise price
                                                                      underlying                $
                                                                        shares

     Balance September 30, 2000                                       11,077,520          0.45 - 2.38
          Issued on exercise of special warrants (Note 9)              3,496,500                 1.67
          Issued on debt financings (Note 5 (b) and (c)                  550,000          1.00 - 2.00
          Special warrants exercised                                 (6,993,000)                 1.67
          Debenture warrants exercised                                 (200,000)                 0.45

                                                                -----------------     ---------------
     Balance December 31, 2000                                         7,931,020          0.45 - 2.33
          Issued on debt financings (Note 5 (b) and (c)                  300,000                 1.00
          Debenture warrants expired                                 (6,778,250)          2.50 - 3.50

                                                                -----------------     ----------------

     Balance March 31, 2001                                            1,452,770          0.45 - 3.50
          Issued on debt financings (Note 5)                           2,771,890          0.62 - 1.00

                                                                -----------------     ----------------
     Balance June 30, 2001                                             4,224,660          0.45 - 3.50
                                                                =================     ================



          The following table summarizes information about the warrant activity in the Aviation Group warrant pool:



                                                                   Number of          Exercise price
                                                                   underlying                $
                                                                     shares

     Beginning balance at acquisition date                             1,825,882         5.00 - 47.44
          Issued on debt financings                                   10,410,000          0.50 - 7.00
          Issued to management                                         2,100,000          0.50 - 0.75

                                                                -----------------     ----------------
     Balance June 30, 2001                                            14,335,882         0.50 - 47.44
                                                                =================     ================



     10. Series A preferred stock

     In conjunction with the purchase of Global Leisure on May 10, 2000, the Company issued 1,650 shares of its 9% cumulative convertible Series A preferred stock for $10,000 per share ($16.5 million in the aggregate). The Series A shares are convertible into common shares at the Company's option. As additional consideration, warrants to purchase 750,000 shares of common stock at an exercise price of $5.00 per share were issued to the former owners of Global. The Series A shares were converted to common shares in January, 2001.


     11. Change of auditors


     As reported in the Company's current report on Form 8-K filed April 23, 2001, PricewaterhouseCoopers LLP ("PWC") resigned as the Company's independent accountants on April 17, 2001. PWC had served as the independent accountants for travelbyus.com, which, under the terms of the Arrangement, was the accounting acquirer of Aviation Group. Aviation Group's independent accountants, Hein + Associates LLP ("Hein"), had ceased serving as Aviation Group's independent accountants following the completion of the Arrangement. Hein subsequently notified the Company that it had ceased serving in this role. As reported in its current report on Form 8-K filed August 16, 2001, on August 9, 2001, the Company engaged Grobstein, Horwath & Company LLP to serve as its independent accountants.


     12. Delisting


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

     Sale of assets

     On June 26, 2001, the Company completed the sale of the assets of its Aero Design, Inc. subsidiary, which manufactured aircraft batteries, for $3.0 million. After selling expenses, the Company received net cash amounting to $2.4 million, which it used to pay down existing debt. The Company recorded a $23,000 gain on sale.


     14. New accounting standards

     In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, and to adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     During the quarter ended June 30, 2001, the Company made a downward adjustment in the amount of $21,123,000 to the goodwill relating to its Global Leisure unit. As of the date of adoption of Statement 142, the Company expects to have unamortized goodwill and identifiable intangible assets in the amount of $26,428,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill, including the Global Leisure adjustment, was $24,477,000 and $26,657,000 for the three and nine-months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. The Statement, effective for fiscal years beginning after June 15, 2002, requires the Company to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The FASB decided to limit the scope to legal obligations. Transition is by cumulative catch-up adjustment. Because the measurement of the liability would follow FASB Concepts Statement No. 7 on present value, the liability will recorded at fair value, the amount a third-party contractor would charge to remove the asset (including an element of profit).

     The Statement will apply to asset retirement obligations of all companies, not only those in specific industries. The Company has not yet determined if the new Statement will have any impact upon its adoption in the fiscal year beginning October 1,2001.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact the adoption of this statement will have on its financial position and results of operations.


     15. Subsequent events

          (a) During the period from July 1 through October 31, 2001, the Company continued to borrow on a short-term basis to fund its working capital requirements, principally secured by liens on the assets and stock of the Company's indirect subsidiaries, Travelbyus Cruise Operations, Inc., Cheap Seats. Inc., Travelbyus-IT Incorporated (which had acquired the Bell Travel Assets) and Travelbyus-GalaxSea (which had acquired the International Tours assets). Certain of these loans have been restructured or converted into shares of the Company's Series D Preferred Stock. See Note 15 (b).


          (b) In September 2001, the Company commenced an offer to certain debtholders and holders of its Series B Preferred Stock, all of whom were accredited investors, to exchange such debt or Series B Preferred Stock for shares of a new Series D Preferred Stock. Certain debtholders declined to accept the exchange and in lieu thereof agreed to renegotiate the terms of their loan to the Company.


          (c) In order to reduce operating costs in the wake of the September 11, 2001 terrorists attacks, the Company effected a restructuring which resulted in the termination of a significant number of employees during the month of October 2001. The termination included senior level management positions, technology support, reservation agents and administrative support. A primary result of the restructuring was the elimination of the wholesale product division which represented the principal source of the Company's losses in recent periods. This division produced the company's wholesale travel product to such locations as Hawaii, Mexico and other destinations. In an effort to minimize the loss and inconvenience to customers of this business segment, the Company is negotiating with a third party to assume responsibility for the fulfillment of customer travel arrangements. The Company is seeking to enter into an additional arrangement with this entity to provide wholesale travel product to Company and its travel agency network in the future.

          (d) Effective September 1, 2001, the Company entered into an agreement with seven senior employees of its Prosoft subsidiary, whereby the employees separated from the Company and formed a new software company called Primero. No cash was exchanged in the transaction. All of Prosoft's customer and vendor contracts were assigned to Primero. The Company granted Primero a non-exclusive license to the ECHO source code, and will receive royalties on new ECHO sales. The Company granted to Primero a line of credit of up to $500,000, which bears interest at 8%.

          (e) In September 2001, the Board approved employment continuation agreements with certain senior management that provides for payments to such parties in the event of termination upon a change of ownership of the Company. In addition, the Board approved a collateral compensation agreement with Bill Kerby pursuant to which the Company agreed to compensate Mr. Kerby for pledging shares of common stock of the Company owned personally by Mr. Kerby as security for certain obligations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The discussion set forth below supplements the information found in the unaudited consolidated financial statements and related notes of travelbyus, Inc. ("travelbyus") and its subsidiaries, (collectively, the "Company").

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

         The combined companies have accounted for the transaction under the purchase method of accounting as if travelbyus.com had acquired Aviation Group and had recapitalized under the capital structure of Aviation Group. Accordingly, the combined company has recorded the assets and liabilities of Aviation Group as being acquired by travelbyus.com in the Arrangement.

         Under the terms of the Arrangement, Aviation Group was the legal acquirer of travelbyus.com and travelbyus.com was the accounting acquirer. Consequently, the historical financial information set forth in this report is that of the accounting acquirer, travelbyus.com. Current period financial results presented for the nine-month period ended June 30, 2001 include only the results of travelbyus.com through January 25, 2001, the date the Arrangement was effectuated. For the balance of the nine-month period ended June 30, 2001 and for the entire three-month period ended June 30, 2001, the results of both constituent companies to the Arrangement are included. The Company's fiscal year end has been changed to September 30.

         The Company has disposed or is currently seeking to dispose of its assets that are unrelated to its travel businesses, principally those that were historically a part of Aviation Group. These non-travel related assets, liabilities and operations are presented as held for sale or discontinued in the accompanying financial statements at their estimated liquidation value.

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

         Included in the Other segment are advertising and associated marketing operations of International Tours Inc., GalaxSea Cruises and Tours, Inc. and Travelbyus Cruise Operations.

Recent Events

         Since June 30, 2001, the Company has entered into numerous financing transactions (see Notes 5 and 15(a) to the consolidated financial statements), has terminated its relationship with American Vacation Resorts, Inc. (see Note 4 to the consolidated financial statements), and has sought to restructure its debt and its operations. See Note 15.


Results of Operations

         Three Months Ended June 30, 2001 Compared to Three Months Ended June 30,2000

         Net Sales for the quarter ended June 30, 2001 were $3,653,000, which represents an increase of $672,000 from $2,981,000 in the quarter ended June 30, 2000. This increase is due mainly to the net sales added by the acquisition of Aviation Group effective January 25, 2001 and the acquisition of the technology companies in the fourth quarter of fiscal 2000. The addition of Aviation Group and revenue from the agency distribution network increased net sales in the other revenue category by $701,000 and the addition of the technology companies increased net sales by $825,000. Revenue for the [Travel segment] declined by $854,000 as management eliminated unprofitable and redundant operations and sought to improve efficiencies.

         Cost of net sales for the three months ended June 30, 2001 was $992,000 or 27.2% of net sales as compared to $1,169,000 or 39.2% of net sales in the three months ended June 30, 2000. The cost of net sales decreased both in dollar amount and as a percentage of net sales as a result of the strategy undertaken by management following the completion of the Arrangement to improve margins throughout the Company.

         Selling, general and administrative expenses were $7,359,000 for the three months ended June 30, 2001 as compared to $6,268,000 for the same period last year. These expenses have increased primarily as a result of a consulting fee paid to Steven Antebi in the amount of $500,000 during the period. This fee was paid for by the issuance of 2,200,000 common shares to Mr. Antebi. After taking into account this consulting fee, selling, general and administrative expenses have decreased as a result of the strategy undertaken by management following the completion of the Arrangement to reduce operating costs. Management intends to continue to implement this strategy during the remainder of the 2001 fiscal year in order to seek to further reduce operating expenses.

         Depreciation and amortization amounted to $3,629,000 in the quarter ended June 30, 2001 as compared to an expense of $3,121,000 in the quarter ended June 30, 2000. The increase in expense in the current quarter is due to the presence of depreciation and amortization expense relating to Aviation Group in the current quarter.

         The Company's operating loss was $8,327,000 for the three months ended June 30, 2001 compared to an operating loss of $7,577,000 for the three months ended June 30, 2000. The Company reduced its operating loss in the Travel segment by $302,000 in the current quarter as a result of improved gross margins and significant reductions in operating costs as a result of the initiatives undertaken by management discussed above. The Company's operating loss in the Technology segment for the quarter ended June 30, 2001 was $693,000 higher than for comparable prior year period, principally due to costs incurred by the Company in developing technology for its travel distribution network. The Company's operating loss in the [Other segment] for the quarter ended June 30, 2001 was $1,702,000 higher than for comparable prior year period, principally due to amortization of goodwill in the amount of $1,236,000 and other costs incurred to develop its distribution network to the travel agents.

         Interest expense increased by $3,510,000 to $3,718,000 in the three months ended June 30, 2001 as compared to $208,000 in the three months ended June 30, 2000. This higher interest expense for the current period is due to an increase in debt incurred to fund the operating losses of the Company, debt incurred to fund acquisitions, and higher interest rates associated with the debt in the three months ended June 30, 2001. Total interest bearing debt increased from $9,653,000 at June 30, 2000 to $35,980,000 at June 30, 2001.

         During the three months ended June 30,2001, the Company adjusted the valuation of the goodwill on the acquisition of Global Leisure from $38,123,000 to 17,000,000 resulting in a write off of $21,123,000 in the current period. The adjustment was made to reflect management's current estimate of the value of the goodwill associated with the assets of Global Leisure acquired by the Company.


         The Company had an income tax benefit of $2,000 in the three months ended June 30, 2001 as compared to an income tax benefit of $286,000 in the three months ended June 30, 2000. These income tax benefits resulted from revisions in the estimate of the deferred tax liability of the Company.

         The result was that the loss from continuing operations increased by $18,081,000 to $25,580,000 in the three months ended June 30, 2001 from $7,499,000 in the corresponding period in the prior year. The increased loss from continuing operations in the 2001 period is principally attributable to the write down of the goodwill associated with the purchase of Global Leisure, higher interest costs and lower income tax benefits, partially offset by a lower operating loss. The loss from discontinued operations was $91,000 in the current period. For the corresponding period in 2000, the Company did not have any discontinued operations.

         Nine Months Ended June 30, 2001 Compared to Nine Months Ended June 30, 2000

         Net Sales for the nine months ended June 30, 2001 were $9,466,000, which represents an increase of $1,602,000 from $7,864,000 in the nine months ended June 30, 2000. This increase is due mainly to the net sales added by the acquisition of Aviation Group effective January 25, 2001 and the acquisition of the technology companies in the fourth quarter of fiscal 2000. The addition of Aviation Group and revenue from the agency distribution network increased net sales in the other revenue category by $211,000 and the addition of the technology companies increased net sales by $1,848,000. Revenue for the Travel segment declined by $306,000 as management eliminated unprofitable and redundant operations and sought to improve efficiencies.

         Cost of net sales for the nine months ended June 30, 2001 was $2,730,000 or 28.8% of net sales as compared to $3,568,000 or 45.4% of net sales in the nine months ended June 30, 2000. The cost of net sales decreased both in dollar amount and as a percentage of net sales as a result of the strategy undertaken by management following the completion of the Arrangement to improve margins throughout the Company.

         Selling, general and administrative expenses were $21,973,000 for the nine months ended June 30, 2001 as compared to $13,572,000 for the same period last year. Since January 2000, the Company has acquired the operations of 20 businesses (including Aviation Group Inc. as part of the Arrangement in January
2001). Consequently, selling general and administrative expenses increased significantly in the current nine-month period as the results of the acquired operations were consolidated with the existing operations. Management has, however, taken steps since the completion of the Arrangement to reduce operating costs and intends to continue to implement this strategy during the remainder of the 2001 fiscal year.

         Depreciation and amortization expenses were $13,570,000 in the nine months ended June 30, 2001 as compared to $4,316,000 in the nine months ended June 30, 2000. This increase in depreciation and amortization expenses was principally attributable to the amortization of goodwill associated with acquisitions of various operations in fiscal 2000.

         The Company's operating loss increased by $15,215,000 for the nine months ended June 30, 2001 to $28,807,000 compared to an operating loss of $13,592,000 for the nine months ended June 30, 2000 as a result of the factors discussed above.

         Interest expense increased by $4,387,000 to $6,057,000 in the nine months ended June 30, 2001 as compared to $1,670,000 in the nine months ended June 30, 2000. This higher interest expense for the current period is due to an increase in debt incurred to fund the operating losses of the Company, debt incurred to fund acquisitions, and higher interest rates associated with the debt in the three months ended June 30, 2001. Total interest bearing debt increased from $9,653,000 at June 30, 2000 to $35,980,000 at June 30, 2001.

         During the nine months ended June 30, 2001, the Company recorded an adjustment in the amount of goodwill associated with the acquisition of Global Leisure in the amount of $21,123,000. There was no corresponding expense in the nine months ended June 30, 2000.

         The Company had an income tax benefit of $3,196,000 in the nine months ended June 30, 2001 as compared to an income tax benefit of $286,000 in the nine months ended June 30, 2000. These income tax benefits resulted from revisions in the estimate of the deferred tax liability of the Company.

         The result was that the loss from continuing operations increased by $39,995,000 to $54,971,000 in the nine months ended June 30, 2001 as compared to $14,976,000 in the corresponding period in the prior year. This higher loss from continuing operations in the 2001 period is principally attributable to the write down of goodwill, higher interest costs, and lower income tax benefits.

         The loss from discontinued operations was $20,000 in the current period. For the prior corresponding period in 2000, the Company did not have any discontinued operations, resulting in a net loss before extraordinary item of $53,715,000 in the nine months ended June 30, 2001 as compared to $14,976,000 in the nine months ended June 30, 2000. The extraordinary loss from repayment of debentures was $699,000 in the nine months ended June 30, 2000. There was no corresponding extraordinary loss for the current nine-month period.

Financial Condition and Liquidity

         The Company incurred a net loss before write-off and amortization of goodwill and depreciation of approximately $23 million during the nine months ended June 30, 2001, had an accumulated deficit of approximately $218 million and a working capital deficiency of approximately $40 million at the end of the period. During the nine-month period, the Company used cash of approximately $19 million to fund operations.

         The Company has incurred significant losses associated with the acquisition and integration of its various travel and technology acquisitions into a single fully operational business model. The Company has also incurred significant operating losses associated with its Travel segment, principally related to the operations of its Global Leisure subsidiary. The Company has taken steps to reduce the operating costs associated with these operations and intends to take all other appropriate actions, including the potential disposition of assets, to seek to eliminate these losses. During the nine-month period, the Company also made significant investments in technology development and infrastructure, principally in bringing online its SiteRabbit.com internet accessible travel reservations system. This system was launched in February 2001.

         In May 2001, the Company received a letter of intent from a Midwest based lending source for a credit facility providing for borrowing availability of up to $23.0 million based on eligible collateral. The funding is subject to negotiation of final documentation, sale of the bonds by the prospective lender that are needed to fund the facility and other customary conditions. The Company previously anticipated that these conditions would be satisfied and the loan agreements finalized prior to September 30, 2001. However, the prospective lender has experienced repeated delays and encountered numerous obstacles as it has sought to complete its internal arrangements and sell the bonds needed to fund the facility. No assurance can be given that the facility will ever be funded. If the facility is funded, the Company intends to use the proceeds to retire short-term debt and to fund working capital and other obligations.


         As part of the restructuring plan commenced in September 2001, the Company eliminated some defaults by restructuring the loan terms or exchanging debt for shares of its new Series D Preferred Stock. In addition, as described in Note 15(c) to the consolidated financial statements, the Company has taken steps to dramatically reduce operating costs. However, the Company continues to have debt outstanding which matures at various times from February 15, 2002 through December 31, 2002. The Company presently does not have sufficient funds to pay these obligations at maturity and, unless its arrangement with the Midwest-based lending source references above is completed (as to which there is no present expectation given current economic conditions), management does not anticipate that long-term financing will be available to the Company to repay these obligations. Accordingly, the Company expects to examine all possible alternative courses of action available to it.


         The Company has continued to pursue the sale of its non-travel operating subsidiaries relating to the former Aviation Group aviation service activities. On June 26, 2001, the Company completed the sale of the assets of its Aero Design, Inc. and Battery Shop, LLC subsidiaries for $3.0 million. The Company is actively seeking a buyer for its Aviation Exteriors subsidiary, which constitutes its sole remaining aviation service unit. No assurance can be given that the Company will be successful in completing the sales of the remaining assets in a timely manner and on favorable terms.

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

New Accounting Standards

         In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, and to adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         During the quarter ended June 30, 2001, the Company made a downward adjustment in the amount of $21,123,000 to the goodwill relating to its Global Leisure unit. As of the date of adoption of Statement 142, the Company expects to have unamortized goodwill and identifiable intangible assets in the amount of $26,428,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill, including the Global Leisure adjustment, was $24,477,000 and $26,657,000 for the three and nine-months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. The Statement, effective for fiscal years beginning after June 15, 2002, requires the Company to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion of construction or shortly thereafter. The FASB decided to limit the scope to legal obligations. Transition is by cumulative catch-up adjustment. Because the measurement of the liability would follow FASB Concepts Statement No. 7 on present value, the liability will recorded at fair value, the amount a third-party contractor would charge to remove the asset (including an element of profit).

         The Statement will apply to asset retirement obligations of all companies, not only those in specific industries. The Company has not yet determined if the new Statement will have any impact upon its adoption in the fiscal year beginning October 1,2001.

           In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact the adoption of this statement will have on its financial position and results of operations.

Forward Looking Statements


         Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, management's expectations or beliefs as to various proposed transactions and potential trends that may impact future results of operations are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following factors: The travel industry in which the Company competes is highly competitive. Two of the Company's principal competitors in the online travel agency sector, Travelocity.com and Expedia.com, have substantially greater resources and more favorable operating results than the Company. Some economists have advised that the United States has entered or is expected to enter a recessionary period. Unfavorable general economic conditions significantly affect discretionary travel and leisure activities on which the Company's business is substantially dependent and make capital raising activities more difficult and costly. The terrorist attack on the United States on September 11, 2001 is also expected to have an unfavorable impact on the level of discretionary travel and leisure activities in the United States. The extent and duration of such impact cannot now be determined. The Company has continued to incur substantial losses in its operations, principally in its Travel segment, and management has taken steps to dramatically reduce operating costs, which could adversely impact the Company's ability to conduct operations. As a result of its significant operating losses, the Company has found it necessary to regularly seek additional debt financing. The Company has recently incurred significant short-term debt, often at high interest rates. The Company has defaulted on a significant portion of this debt, much of which has been restructured or extended. No assurance can be given that such short-term financing will continue to be available to the Company on any terms or that the Company will be able to obtain long-term financing to retire its existing short-term and other debt when due. In addition, the significant number of shares of common stock issuable upon exercise of the Company's outstanding options and warrants and upon the conversion of the Company's outstanding preferred stock and convertible notes, in many instances at low exercise or conversion prices, the Company's present inability to become listed on a national securities exchange or Nasdaq, and the low trading volume for the Company's shares on the over-the-counter markets in which the shares trade, may impair the Company's ability to raise needed capital by depressing the price at which the Company can sell its common stock.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In June, 2001, Michael H. Rosenblum ("Rosenblum") has filed suit against the Company in the Circuit Court of Cook County, Illinois in a case captioned Michael H. Rosenblum vs. Travelbyus.com, Ltd., et al., No. 01 L 0077689, claiming unspecified damages and costs for the Company's alleged breach of the terms of the sale agreement pursuant to which the Company acquired all of the capital stock of Muffin Communications, Inc ("Muffin"). Under the terms of the agreement, the Company had agreed to a share "top off" provision pursuant to which it would issue additional shares of the Company's common stock in the event the fair market value of the shares issue at closing was not equal to a certain amount in December 2000. Prior to the date for issuance of this additional consideration, the Company concluded that the assets of Muffin were not as represented and therefore declined to deliver the additional shares to Rosenblum. The Company has filed to remove the suit to Federal court and intends to file a counterclaim seeking recovery of the consideration previously paid to Rosenblum. The Company intends to defend against the plaintiff's claims and prosecute its own counterclaims vigorously.

         In 2001, Travel Magazine 2000 Inc. filed suit against the Company in the Superior Court of Justice of Ontario, Canada in a case captioned Travel Magazine 2000 Inc. vs. Travelbyus.com, Ltd, et al., Court File No. 01-CV-210137CM, claiming unspecified damages and costs for the Company's alleged breach of the terms of an agreement entered into by the Company with the plaintiff in 1999. Under the terms of this agreement, the Company agreed to purchase up to 120 travel shows to be produced by plaintiffs, subject to the Company's right to cancel production of 80 shows. The Company cancelled production of 80 shows by so advising plaintiff, both in writing and orally, in a timely manner. Plaintiff alleges that the Company failed to follow requisite formalities in canceling production of these shows, which allegation the Company disputes. The Company intends to vigorously defend this case.

         In June, 2001, Apollo Galileo USA Partnership filed suit against the Company in the United States District Court for the Northern District of Illinois Eastern Division in a case captioned Apollo Galileo USA Partnership vs. Travelbyus, Inc. No. 01 C 2781, claiming unspecified damages and costs for the alleged breach of the terms of an agreement between plaintiff and Global Leisure, a wholly owned subsidiary of the Company, pursuant to which Global Leisure subscribed to plaintiff's computerized reservation system. In its complaint, as amended, plaintiff alleges that the Company caused Global Leisure to breach the agreement by reason of removing assets from Global Leisure which allegedly rendered it unable to perform its obligations to plaintiffs. In addition, plaintiff alleges that the Company is responsible for Global Leisure's obligations as a successor entity to Global Leisure. The Company disputes these allegations and denies any responsibility for the obligations or liabilities of Global Leisure. The plaintiff has filed a motion to add Global Leisure as a party to this litigation. Prior to initiating this suit, plaintiff made demand on the Company to pay to it $4 million as a result of the damages it is alleged to have suffered. The Company intends to vigorously defend this case.

         In 2001, World Business Brokers, Inc. filed suit against the Company in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida in a case captioned World Business Brokers, Inc vs. Aviation Group, Inc. (now known as travelbyus, Inc.), Case No. 00-25918 CA 24, claiming unspecified damages and costs for the Company's alleged failure to pay brokerage commissions to plaintiff for its services in connection with the Company's merger with travelbyus.com, Ltd. The Company maintains that the brokerage agreement had expired prior to the consummation of the transaction and intends to vigorously defend this case.

         In July, 2001, a former employee of Cheap Seats, Inc. ("Cheap Seats"), a wholly owned subsidiary of the Company, filed suit against Cheap Seats, the Company and three individuals in California state court claiming unspecified damages and costs for alleged sexual harassment. Cheap Seats intends to vigorously defend this case.

         In 2001, RSC (Rental Service Corporation) dba Prime Equipment filed suit against Travelbyus.com, Inc. ("TCI") and Aviation Exteriors Portland, Inc. ("AEP"), subsidiaries of the Company, in Circuit Court of the State of Oregon for the County of Multnomah in a case captioned RSC (Rental Service Corporation) dba Prime Equipment vs. Aviation Exteriors Portland, Inc., et al., No. 0104-04460, claiming damages and costs for AEP's failure to pay an Amended and Restated Exchangeable Promissory Note in the amount of $263,052 and TCI's failure to honor a guaranty of this note. The note evidenced past due payables of AEP. The Company has initiated settlement discussions with the plaintiff.

         In 2001, John Fenyes, a former employee of the Company's travelbyusUSA.com, Inc. subsidiary ("TBU-USA"), initiated an arbitration action against TBU-USA in Reno, Nevada claiming entitlement to approximately $200,000 in compensation under the terms of his employment agreement with TBU-USA following the Company's diminution of his responsibly and his subsequent resignation. In September 2001, the arbitrator ruled in favor of Mr. Fenyes and awarded damages in the amount of approximately $69,000. TBU-USA is in negotiations with Mr. Fenyes with regard to a compromise settlement of such award. interest in the predecessor of TBU-USA, and to vigorously defend against his claims in the arbitration.

         In August, 2001, JoAnn Smith, a former employee of the Company's TBU-USA subsidiary, has advised that she intends to initiate an arbitration action against TBU-USA in Reno, Nevada claiming entitlement to an unspecified amount of compensation based upon TBU-USA's alleged breach of its obligations to her pursuant to the terms of her employment agreement. The Company does not believe it has breached its agreement and intends to vigorously defend this case.

         The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, fidelity insurance, errors and omissions insurance and directors' and officers' liability insurance. The Company is generally self-insured with respect to workers' compensation, but maintains umbrella workers' compensation coverage to limit its maximum exposure to such claims.

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

         In April 2001, the Company sold a total of 425,000 shares of its common stock to an investor in a private placement at a per share price of $0.38. The investor paid an aggregate purchase price of $161,500 for these shares.

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

         The Company has agreed to issue approximately 4,000,000 shares of its common stock to the holders of the debentures as consideration in connection with the modification of the terms of the debentures.

         In connection with the restructuring commenced in September 2001, the holders of debt and the Company's Series B Preferred Stock have agreed to exchange such obligations for shares of Series D Preferred Stock with an issue price fixed at $1,000 per share. The Series D Preferred Stock is convertible into common stock at an exercise price of $0.50 per share.

          On September 10, 2001, the Board of Directors of the Company approved employee stock options agreements with certain senior management and Board members that granted such parties the right to acquire up to approximately 10.5% or the outstanding shares of common stock of the Company. The options vest over a three year period.

Item 3.  Defaults Upon Senior Securities.

         Prior to the restructuring referenced in Note 15(a) to the consolidated financial statements, the Company was in default on substantially all of its obligations for borrowed money. See Notes 5 and 15 to the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5.  Other Information.

         In May 2001, the Company received a commitment from a Midwest based lending source for a credit facility providing for borrowing availability of up to $23.0 million based on eligible collateral. The commitment is subject to negotiation of final documentation, sale of the bonds by the prospective lender that are needed to fund the facility and other customary conditions. The Company previously anticipated that these conditions would be satisfied and the loan agreements finalized prior to September 30, 2001. However, the prospective lender has experienced repeated delays and encountered numerous obstacles as it has sought to complete its internal arrangements and sell the bonds needed to fund the facility. No assurance can be given that the facility will ever be funded. If the facility is funded, the Company intends to use the proceeds to retire short-term debt and to fund working capital and other obligations.

         See also Note 15 of the Company's consolidated financial statements for a description of certain other recent transactions.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits.

              None.

      (b)     Reports on Form 8-K.

         Since April 1, 2001, the Company has filed the following current reports on Form 8-K:

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

         On May 2, 2001, the Company filed a current report on Form 8-K to report the Company's acquisition of an interest in AVR, which report was amended by a current report on Form 8-K/A filed on July 10, 2001 that described the termination of the Company's relationship with AVR. See Note 4 to the consolidated financial statements.


         On August 16, 2001, the Company filed a current report on Form 8-K to report that it had appointed Grobstein, Horwath & Company, LLP, Sherman Oaks, California, to serve as its independent auditors.

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


                  TRAVELBYUS, INC.


                  By:   /s/ William Kerby
                       ---------------------------
                            William Kerby
                            Chief Executive Officer


                  By:   /s/ Thomas Ryman
                        --------------------------
                            Thomas Ryman
                            Sr. Vice President - Finance
                            (principal    financial   and    accounting
                            officer)

Date:        November 2, 2001